Form 10QSB
period 1996-03-31
NORTECH FOREST TECHNOLOGIES INC
filed 1996-05-14
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:______________ to _________________

                         Commission File No. 33-21842-C

                       NORTECH FOREST TECHNOLOGIES, INC.
          (Exact Name of Small Business Issuer as Specified in Charter)

               Delaware                                      41-1818075
(State or Other Jurisdiction of                        (I.R.S. Employer Identi-
Incorporation or Organization)                             fication Number)


                         7600 West 27th Street, No. B11
                         St. Louis Park, Minnesota 55426
          (Address of Principal Executive Offices, Including Zip Code)

                                 (612) 922-2520
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such
filing requirements for the past 90 days.   Yes X     No

As of April 26, 1996, the Registrant had 4,261,500 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes     No  X

                                     PART I

Item 1.  Financial Statements Required by Form 10-QSB.

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1995 and March 31, 1996 and the related statements of operations and cash flows for the three months ended March 31, 1996 and 1995, respectively. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1995.

At the Company's 1995 Annual Meeting of Stockholders held on June 21, 1995, the Company's stockholders approved, among other items, a proposal to change the corporate domicile of the Company from Colorado to Delaware. One result of this change in corporate domicile was that the Company's capital structure changed from no par to $.01 par value preferred and common stock. All references in the accompanying financial statements have been restated to reflect this change in par value.

In October 1995, the Company merged the business and operations of its sole wholly owned subsidiary, Nortech Forest Products (NFP) with and into Nortech Forest Technologies, Inc. This merger was effected to simplify administrative, record-keeping and accounting matters. Management of the Company believes various operating and administrative efficiencies should be derived from this corporate consolidation.

At the Company's 1996 Annual Meeting of Stockholders held on April 30, 1996, the Company's stockholders approved, among other proposals, a proposal to effect a one-for-four reverse stock split of the Company's issued and outstanding Common Stock and an amendment to the Company's Certificate of Incorporation to reduce the post-split authorized shares of Common Stock from 15,000,000 to 3,750,000 and the Preferred Stock from 2,000,000 to 500,000.

                        NORTECH FOREST TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                              March 31,            December 31,
                                                 1996                1995 (1)
                                            (Unaudited)
 ASSETS


   Current assets
      Cash                                    $56,445                  $30,919
      Accounts receivable                      21,376                    3,104
      Inventories
         Finished goods                        20,147                   16,711
         Raw materials                          4,694                    9,014
         Work in progress                       5,014                        -
      Prepaid expenses                         11,348                    6,500
                                            ---------                ---------

            Total current assets              121,024                   66,248
                                            ---------                ---------


   Long-term assets:
      Equipment                                78,615                   78,155
      Accumulated depreciation                (27,072)                 (23,513)
                                            ---------                ---------
                                               51,543                   54,642
                                            ---------                ---------

   Other assets
      Organizational costs, net of
        accumulated amortization of
        $368 and $460 during
        1996 and 1995, respectively               135                      168
      Patent costs, net of accumulated
        amortization of $874 and $700
        during 1996 and 1995, respectively     48,291                   48,358
      Other assets                              3,250                    3,250
                                            ---------                ---------
                                               51,676                   51,776
                                            ---------                ---------

                                             $224,243                 $172,666
                                            =========                =========

(1) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include the information and notes required by generally accepted accounting principles for complete financial statements.


                        See Notes to Financial Statements

                                              March 31,            December 31,
                                                 1996                  1995
                                             (Unaudited)
   LIABILITIES AND STOCKHOLDERS
   EQUITY

   Current liabilities:
      Bank line-of-credit                  $   72,000               $   97,000
      Accounts payable - trade                144,271                  160,968
      Accounts payable - related party         14,001                   14,001
      Notes payable - related party           291,000                  106,000
      Note payable - other                     56,000                    2,500
      Accrued expenses                         17,504                   20,909
      Current portion of long-term debt         2,419                    3,228
                                            ---------                ---------
      Total current liabilities               591,195                  427,106
                                            ---------                ---------


   Long-term liabilities:
      Long-term debt                            3,947                    3,947
                                            ---------                ---------



   Stockholders' equity:
      Preferred Stock, par value $.01
        per share; 2,000,000 shares
        authorized, none issued                     -                       -
      Common Stock, par value $.01 per
        share; 15,000,000 shares
        authorized; issued and outstanding,
        4,261,500 shares at March 31, 1996
        and 4,261,500 shares at December 31,
        1995                                   42,615                   42,615
      Paid in capital                         950,565                  950,565
      Accumulated deficit                  (1,364,079)              (1,251,567)
                                            ---------                ---------
           Total stockholders' equity        (370,899)                 258,387
                                            ---------                ---------
                                         $    224,243             $    172,666
                                           ==========               ==========


                        See Notes to Financial Statements

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three months ended March 31,
                                                  1996                  1995

   Sales                                        $34,283               $27,728

   Cost of sales                                 13,086                 8,965
                                            -----------           -----------

         Gross profit                            21,197                18,763
                                            -----------            ----------

   Operating expenses:
      Administrative                             67,317               131.430
      Sales and marketing                        36,318                 7,271
      Research and development                   21,876                 4,050
                                             ----------            ----------
                                                125,511               142,751
                                             ----------            ----------

         Net operating loss                    (104,314)             (123,988)

   Other income (expense)                        (8,198)                  964
                                             ----------            ----------

         Net loss                            $ (112,512)           $ (123,024)
                                              =========             =========

   Net loss per common share                      $(.03)                 (.03)
                                            ============          ===========

   Weighted average number
     of common equivalent
     shares outstanding                       4,261,500             4,239,867
                                              =========             =========


                        See Notes to Financial Statements

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                  Three months ended March 31,
                                                   1996                  1995
Cash flows from operating activities:
    Net loss                                  $  (112,512)          $  (123,024)
    Adjustments to reconcile net loss to
      net cash flows from operating activities
         Issuance of stock for services                 -                     -
         Amortization                                 207                    31
       Depreciation                                 3,559                 2,054
         Accounts receivable                      (18,272)              (27,386)
         Inventories                               (4,130)              (14,436)
       Accounts payable                           (16,697)                1,227
       Accrued expenses                            (3,405)                2,893
       Other                                       (4,848)                  887
                                                ---------             ---------
            Net cash flows from operating
            activities                           (156,098)             (157,754)
                                                ---------             ---------

Cash flows from investing activities:
    Purchase of long-term assets                     (460)               (5,314)
    Patent costs                                     (107)                1,624)
    Receivable - related party                        -0-                 3,109
                                                ---------              --------
            Net cash flows from investing
            activities                               (567)               (3,829)
                                                ---------              --------

Cash flows from financing activities:
    Bank line-of-credit                           (25,000)                  -
    Sale of stock for cash                            -0-                25,000
    Proceeds from long-term debt                      -0-                 9,700
    Payment of long-term debt                        (809)                 (100)
    Note payable - related party                  185,000                 1,000
    Note payable - other                           25,000                   -
                                                 --------              --------
            Net cash flows from financing
            activities                            184,191                35,600
                                                 --------              --------

            Net increase (decrease) in cash        27,526              (125,983)

Cash, beginning of period                          30,919               140,944
                                                 --------               -------

Cash, end of period                             $  58,445            $   14,961
                                                 ========             =========

                        See Notes to Financial Statements

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  Three Months Ended March 31, 1996 (Unaudited)


1.   Condensed Financial Statements
     The financial statements included herein have been prepared by Nortech Forest Technologies, Inc., a Delaware corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. Nortech Forest Technologies, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1995 audited financial statements and the accompanying notes thereto. Although management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Nortech Forest Technologies, Inc. later in the year.

     Management of Nortech Forest Technologies, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

2.   Organization and History; Predecessor Transactions
     At the Company's 1996 Annual Meeting of Stockholders held on April 30, 1996, the Company's stockholders approved, among other proposals, a proposal to effect a one-for-four reverse stock split of the Company's issued and outstanding Common Stock and an amendment to the Company's Certificate of Incorporation to reduce the post-split authorized shares of Common Stock from 15,000,000 to 3,750,000 and the Preferred Stock from 2,000,000 to 500,000. The reverse split has not become effective yet, and therefore the financial statements included herewith do not reflect the one-for-four stock split.

     In October 1995, the Company merged the business and operations of its former wholly owned subsidiary, Nortech Forest Products (NFP) with and into Nortech Forest Technologies, Inc. This merger was effected to simplify administration, record-keeping and accounting matters. Management of the Company believes various operating and administrative efficiencies should result from this corporate consolidation.

     At the Company's 1995 Annual Meeting of Stockholders held on June 21, 1995, the Company's stockholders approved, among other items, a proposal to change the corporate domicile of the Company from Colorado to Delaware. One result of this change in corporate domicile was that the Company's capital structure changed from no par to $.01 par value preferred and common stock.

     On June 11, 1993, the Company (then known as Emerald Eagle Corp.) acquired all of the issued and outstanding shares of NFP in exchange for 2,800,000 post-split shares of the Company's Common Stock. The Company was originally organized under the laws of Colorado in January 1986 under the name Service Finders, Inc. The name of the Company was changed to Emerald Eagle Corp. in September 1987 and its business was changed to that of a blank-check company seeking business opportunities. Immediately following the tax-free reorganization between the Company and NFP, approximately 77.8% of the Company's Common Stock was held by the former shareholders of NFP.

     For financial statement purposes, the acquisition of NFP was accounted for as a "reverse acquisition," and thus, treated as if NFP had acquired the
     Company. As a result, the financial statements of the Company have presented the operations of NFP from inception and include the Company's operations from the date of the consummation of such tax-free reorganization. Historical combined pro forma financial for the `Company and for NFP for the periods prior to the reorganization are not provided by the Company because such information is not material to an understanding of the current or future operations of the Company. The historical results of operations of the Company include transactions and activities that are not expected to recur subsequent to such reorganization.

3.   Notes Payable - Bank
     Effective March 10, 1995, the Company secured a $100,000 revolving line of credit with Norwest Bank, Minnesota N.A. This line of credit is secured by the Company's accounts receivable, inventories and substantially all assets of the Company. At March 31, 1996, there was $72,000 outstanding under this line of credit, and the entire balance is due in full by May 31, 1996. This line of credit accrues interest at 5% over the prime rate and interest is payable monthly. The note is also personally guaranteed by Robert H. Gilbertson, the Chairman of the Board of the Company.

     On March 10, 1995, the Company entered into an agreement with Norwest Bank, Minnesota N.A. for a $9,700 equipment note. The note establishes principal payments due in 35 monthly installments of $269 from April 1, 1995 through February 1, 1998. A final payment is due on March 1, 1998. Interest is payable monthly under this obligation at the prime rate, plus 1.5%.

4.   Related Party Transactions
     Historically, the Company made certain advances to Nordic National Group, Inc. ("Nordic"). Nordic is controlled by the Chairman of the Board of the Company. Effective June 30, 1995, Nordic was no longer indebted to the Company.

     Effective June 30, 1995, the Company acquired from Nordic all of the assets and proprietary rights with respect to three product formulas and product lines for $14,001.

     On March 10, 1995, the Chairman of the Board of the Company advanced the Company $1,000. This obligation is unsecured, is due on demand and bears interest at the prime rate, plus 2%.

     On September 25, 1995, a director of the Company loaned the Company $25,000. This obligation is unsecured, is due on demand and bears interest at 12% per annum. In December 1995, this obligation was converted into a new 12% convertible unsecured promissory note.

     On December 11, 1995, the Chairman of the Board loaned the Company $35,000 on a 12% unsecured convertible subordinated promissory note.

     On December 11, 1995, a former director of the Company loaned the Company $35,000 on a 12% unsecured convertible subordinated promissory note.

     On December 14, 1995, a director of the Company loaned the Company $15,000. This obligation is unsecured, is due on demand and bears interest at 12% per annum. In December 1995, this obligation was converted into a new 12% convertible unsecured promissory note.

     On February 2, 1996, a director loaned the Company $150,000 pursuant to a 12% Promissory Note, with the principal due on the earlier of (I) the initial closing date of the Company's 1996 private placement; or (ii) September 30, 1996. Interest accrues at a rate of 12% per annum and is payable monthly. In connection with this loan, the Company issued the director five-year warrants to purchase 15,000 shares of common Stock at an exercise price of $1.00 per share, and granted the director a security interest in the Company's assets. Also, in connection therewith, the Company's Chairman agreed to pledge his shares of the Company's Common Stock as collateral in the event the Company fails to pay the director on or before September 30, 1996.

5.   Equity
     On June 20, 1995, the Company issued a Notice of Redemption to redeem all outstanding warrants to acquire 326,000 shares of the Company's Common Stock. On August 4, 1995, the Company redeemed warrants to acquire 307,000 shares of Common Stock at a cost to the Company of $307 or $.001 per share. Prior to such redemption, five warrantholders elected to exercise their warrants to purchase 19,000 shares of the Company's Common Stock for gross proceeds to the Company of $14,250.

     On December 11, 1995, the Company closed on an unsecured debt financing with six accredited investors, including three then-current directors of the Company. The Company issued a total of $190,000 of twelve percent (12%) unsecured convertible subordinated promissory notes. Directors of the Company, including Robert H. Gilbertson, Ronald R. Runck and David B. Clinton, purchased $110,000 of such notes. Interest on the unpaid principal balance of the notes is 12% per annum until paid in full by the Company, or otherwise converted by the holder. The notes are due in full, on the earlier of: (i) the initial or first closing of this private placement; or
     (ii) May 31, 1996. The notes are convertible into restricted Common Stock of the Company at a rate equivalent to one (1) share of Company Common Stock for every aggregate $.50 of principal converted under the note. In addition, all investors were issued warrants to purchase, in the aggregate, 19,000 shares of Common Stock at a price of $1.00 per share during a period of five years from the date of issuance of the warrants. Of such warrants, directors of the Company received warrants to purchase a total of 11,000 shares of Common Stock as follows: Robert H. Gilbertson, warrants to purchase 3,500 shares; Ronald R. Runck, warrants to purchase 3,500 shares; and David B. Clinton, warrants to purchase 4,000 shares. Mr. Runck is no longer a director of the Company.

     On September 25, 1995, a director of the Company loaned the Company $25,000 under a 12% unsecured note payable on demand. In December 1995, the director converted this obligation into a new 12% convertible unsecured promissory note which is convertible into shares of Common Stock at $.50 per share and payable on the earlier of (i) the initial closing of the Company's 1996 private placement; or (ii) March 31, 1996. As part of the 1995 bridge financing, The director also received a five-year warrant to purchase 4,000 shares of Common Stock at an exercise price of $1.00 per share.

6.   Manufacturing and Packaging Agreement
     In April 1994, the Company entered into a manufacturing and packaging agreement with Dyno Minnesota of Virginia, Minnesota ("Dyno"). During January, the Company requested release from the manufacturing and packaging contract when Dyno was sold to Georgia-Pacific. Management of Georgia Pacific has verbally agreed to release the Company from the agreement. Under the agreement, Dyno has exclusive worldwide manufacturing and packaging rights. Dyno formulates Tree Guard and ships it to the Company in 275 gallon mini-bulk containers for bottling by the Company at its facility. The Company has explored manufacturing and packaging relationships with Imperial Inc., a subsidiary of CENEX, and Universal
     Cooperatives, Inc. Management believes production by either Imperial or Universal would result in a reduction of manufacturing costs to the Company.

7.   Seasonal Nature of Sales
     Although the Company has insignificant sales history, management believes that, under normal circumstances, the Company will experience seasonal demand for its products. The Company's best estimates are that peak sales are most likely to occur just prior to customers' applications of the Company's Tree Guard during the Spring and Fall. Other factors likely to influence seasonality are weather conditions in areas which freeze, the unique needs of commercial customers, and long lead-times in certain distribution channels.

8.   Going Concern
     As stated in Note 13 of the Company`s audited financial statements for the year ended December 31, 1995, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Prior to the first quarter ended March 31, 1996, the Company had incurred losses of $542,950 in 1995 and $510,062 in 1994.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATIONS


The following discussion and analysis provides information that management of the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the unaudited financial statements and footnotes presented herewith and the audited financial statements for the year ended December 31, 1995.

General

The Company has developed, introduced, and has commenced marketing of a new proprietary product called Tree Guard(R) that is designed to deter deer, rabbits, and other forest animals and wildlife from browsing and destroying value-added trees, shrubs and other landscape and forest resources. The Company believes, based on its own testing, that Tree Guard will fill a significant niche in the animal repellent and forest resources industry.

In February 1995, the Company filed an application with the EPA to secure federal registration for the sale and marketing of Tree Guard on a national basis. This application followed an earlier, unsuccessful attempt to secure EPA registration, which commenced during 1993. On January 30, 1996, the Company was granted federal EPA registration number 66676-1. Although such registration has been granted for Tree Guard, the Company must comply with all requirements of the EPA on an ongoing basis, including, but not limited to: (i) the registration of its EPA registration number with all state agencies throughout the United States; and, (ii) the future possibility of incurring costs that may be required in connection with re-registering denatonium benzoate (Bitrex(TM)) the active ingredient in Tree Guard. In the future, if the Company fails to comply with federal EPA regulations, it may be penalized, fined, or may have its EPA registration revoked. To supplement the Company's EPA registration, the Company, in July 1995, submitted a similar application to secure registration for the sale and marketing of Tree Guard in Canada. Such application was submitted to Ag Canada (the Canadian counterpart of the United States EPA) and the Company expects to receive Canadian approval during the first half of 1996.

While it was awaiting federal EPA registration of Tree Guard, the Company applied for, and was issued, state registrations based on Special Local Needs
(SLNs) in 12 states. In July 1994, the Company commenced limited sales and marketing activities in Minnesota under SLN provisions. Prior to July 1994, the Company's activities consisted primarily of research and development, completing the acquisition of Nortech Forest Products (NFP), its sole wholly owned subsidiary, preparing and monitoring its EPA application, filing and pursuing domestic and foreign patent applications and special use permits, conducting market evaluation, and evaluating suppliers.

Effective October 1, 1994, the Company entered into an exclusive sales agreement with a locally-based exclusive sales agent to market Tree Guard. In the second quarter of 1995, this agent abandoned this contract and ceased doing business. This resulted in an adverse effect on the Company's sales and marketing efforts during the second and third quarters of 1995.

Results of Operations

Three Months Ended March 31, 1996 vs. the Three Months Ended March 31, 1995

Sales:

Sales for the three months ended March 31, 1996 (the first quarter) increased nominally to $34,283 compared to $27,728 for the three months ended March 31, 1995. Sales during the first quarter of 1996 were adversely impacted for the following reasons: (i) insignificant historical sales activity and the resulting small customer base; (ii) insufficient marketing and sales experience in the markets the Company serves; (iii) delays with the EPA registration of Tree Guard with the resulting delay in successfully launching Tree Guard into the Spring season; and, (iv) inadequate capital for marketing and sales activity.

During the past 12 months, the Company continued to experience limited sales activity primarily resulting from: (i) a limited marketing area due to delays in the issuance of federal EPA registration for Tree Guard; (ii) a loss of sales momentum, particularly during the second half of 1995, as a result of an independent sales organization's unsuccessful efforts, contract abandonment, and eventual demise as the Company's exclusive sales representative; and (iii) limited financial resources and staff with which to execute a more aggressive sales strategy.

During 1995, the Company was granted SLN registrations by the states of Iowa and Texas, bringing the total number of SLN-approved states to 12. Subsequent to December 31, 1995, Ohio granted the Company its thirteenth SLN registration for Tree Guard.

On January 30, 1996, the EPA issued the Company federal registration number 66676-1 for its Tree Guard deer repellent.

In January 1996, the Company hired a Director of Sales. In April 1996, the Director of Sales was replaced by a salesperson with 19 years experience in the markets the Company serves. The degree to which sales can be expanded during 1996, if at all, will be largely subject to the Company's ability to fund sales and marketing activities to expand its customer and sales volume. The Company is attempting to raise additional capital through the sale of private equity.

Gross Profit and Gross Profit Margin:

For the first quarter ended March 31, 1996, gross profit was $21,197, or 61.8% of sales, compared to $18,763, or 67.8% of sales during the first quarter last year. The decrease in gross profit margin during the first quarter of 1996 was primarily due to increased raw material costs associated with the Company's decision to increase the concentration of its active ingredient. The Company anticipates that the increase in raw material costs will be offset by a decrease in formulation costs. Management is currently reviewing two alternative sources of formulation of Tree Guard which represent a decrease in formulation costs compared to the Company's previous source of formulation. Therefore, the Company anticipates that in upcoming quarters, its gross profit margin will increase.

Operating Expenses:

Administrative Expense. During the first quarter ended March 31, 1996, administrative expense declined to $67,317 compared to $131,430 during the first quarter last year. The decrease in administrative expense was primarily due to a change in record-keeping that, during the first quarter of 1996, allocated a portion of salary expense to research and development and sales and marketing, rather than to administrative expense. Accordingly, administrative expense decreased, and research and development expense and sales and marketing expense increased during the first quarter of 1996 compared to the first quarter of 1995. The decrease in administrative expense was also due to a voluntary reduction in salary by Robert H. Gilbertson, the Company's Chairman of the Board and former Chief Executive Officer, and the effect of expense reduction in administrative areas.

Sales and  Marketing  Expense.  During the first  quarter  ended March 31, 1996, sales and marketing expense increased to $36,318 from $7,271 during the first quarter last year. The increase in sales and marketing expense was primarily due to a change in record-keeping that, during the first quarter of 1996, allocated a portion of salary expense to sales and marketing, rather than to administrative expense. Accordingly, administrative expense declined during the first quarter of 1996 compared to the first quarter last year.

Research and Development Expense. During the first quarter ended March 31, 1996, research and development expense increased to $$21,876 from $4,050 during the first quarter last year. The increase in research and development expense during the first quarter of 1996 resulted primarily from a change in record-keeping that allocated a portion of salary expense to research and development rather than to administrative expense. During the first quarter of 1995, no record-keeping system was in place to accurately charge such expenses to research and development.

Interest Expense. During the first quarter ended March 31, 1996, interest expense was $8,198 compared to interest income of $964 during the first quarter last year. Interest expense during the first quarter of 1996 was primarily due to the Company's use of its bank line of credit, as well as that fact that the Company received interest bearing loans from certain directors and stockholders and others.

Net Loss. For the reasons discussed above, the Company incurred a net loss of $112,512, or $.03 per share, for the first quarter ended March 31, 1996, compared to a net loss of $123,024, or $.03 per share, during the first quarter of 1995.

Liquidity and Capital Resources

At March 31, 1996, the Company had current assets of $121,024, current liabilities of $591,195, and negative working capital of $470,171 compared to current assets of $66,248, current liabilities of $427,106 and negative working capital of $360,858 on December 31, 1995. The increase in negative working capital was primarily due to an increase in notes payable, offset by decreases in accounts payable - trade and bank line-of-credit and increases in accounts receivable and inventories.

Effective March 10, 1995, the Company secured a $100,000 revolving line of credit with Norwest Bank, Minnesota N.A. This line of credit is secured by the Company's accounts receivable, inventories and substantially all assets of the Company. At March 31, 1996, there was $72,000 outstanding under this line of credit, and the entire balance is due in full by May 31, 1996. This line of credit accrues interest at 5% over the prime rate and interest is payable monthly. The note is also personally guaranteed by Robert H. Gilbertson, the Chairman of the Board of the Company.

On December 11, 1995, the Company closed on commitments for an unsecured debt financing with six accredited investors, including three then-current directors of the Company. The Company issued a total of $190,000 of twelve percent (12%) unsecured convertible subordinated promissory notes. Of the $190,000, $130,000 was received in 1995 and $60,000 was received in 1996. Directors of the Company, including Robert H. Gilbertson, Ronald R. Runck and David B. Clinton, purchased $110,000 of such notes. Interest on the unpaid principal balance of the notes is 12% per annum until paid in full by the Company, or otherwise converted by the holder. The notes are due in full, on the earlier of: (i) the initial or first closing of the private placement; or (ii) May 31, 1996. The notes are convertible into restricted Common Stock of the Company at a rate equivalent to one (1) share of Company`s Common Stock for every aggregate $.50 of principal converted under the note. In addition, all investors were issued warrants to purchase, in the aggregate, 19,000 shares of Common Stock at a price of $1.00 per share during a period of five years from the date of issuance of the warrants. Of such warrants, directors of the Company received warrants to purchase a total of 11,000 shares of Common Stock as follows: Robert H. Gilbertson, warrants to purchase 3,500 shares; Ronald R. Runck, warrants to purchase 3,500 shares; and David B. Clinton, warrants to purchase 4,000 shares. Mr. Runck is no longer a director of the Company.

On September 25, 1995, Director Clinton loaned the Company $25,000. This obligation was unsecured, due on demand and accrued interest at 12% per annum. In December 1995, this obligation was converted into a new 12% convertible unsecured promissory note, which is convertible into shares of Common Stock at $.50 per share and payable on the earlier of (i) the initial closing of the Company's 1996 private placement; or (ii) March 31, 1996. Although the note became due on March 31, 1996, the Company has not paid the note. As part of the 1995 bridge financing, Mr. Clinton also received a five-year warrant to purchase 4,000 shares of Common Stock at an exercise price of $1.00 per share.

On February 2, 1996, director Clinton loaned the Company $150,000 pursuant to a 12% Promissory Note, with the principal due on the earlier of (i) the initial closing date of the Company's 1996 private placement; or (ii) September 30, 1996. Interest accrues at a rate of 12% per annum and is payable monthly. In connection with this loan, the Company issued Mr. Clinton five-year warrants to purchase 15,000 shares of common Stock at an exercise price of $1.00 per share, and granted Mr. Clinton a security interest in the Company's assets. Also, in connection therewith, Mr. Gilbertson, the Company's Chairman, agreed to pledge his shares of Company common Stock as collateral in the event the Company fails to pay Mr. Clinton on or before September 30, 1996.

On June 20, 1995, the Company issued a Notice of Redemption to redeem all outstanding warrants to acquire 326,000 shares of the Company's Common Stock. On August 4, 1995, the Company redeemed warrants to acquire 307,000 shares of Common Stock at a cost to the Company of $307 or $.001 per share. Prior to such redemption, five warrantholders elected to exercise their warrants to purchase 19,000 shares of the Company's Common Stock for gross proceeds to the Company of $14,250.

During the first half of 1996, the Company intends to raise additional capital through a private offering of its Common Stock. Furthermore, the Company believes that, in order to achieve aggressive market penetration objectives, it may be required to raise additional capital during 1997. Despite the fact that the Company was granted federal registration of Tree Guard by the EPA on January 31, 1996, as well as the fact that the Company hired a senior sales executive to implement a national sales program for Tree Guard, no assurances can be given that the Company will be successful in acquiring short-term or long-term financing, or that such a sales program will be successful.

The Company's obligations under its line of credit with Norwest Bank in the amount of $72,000 and under unsecured convertible subordinated promissory notes in the amount of $190,000 become due on May 31, 1996. The Company will be unable to repay these obligations on such date without obtaining additional debt or equity financing. If no additional financing is obtained, these creditors may take action against the Company which might prevent the Company from continuing operations or cause the Company to seek protection from its creditors under the bankruptcy laws.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2.  Change in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Securities-Holders.

None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits.

      Exhibit number 27.  Description: Financial Data Schedule
                          (filed with electronic version only)

  (b) Form 8-K

     For the quarter ended March 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES








In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            NORTECH FOREST TECHNOLOGIES, INC.
                                            (the "Registrant" or "Company")




Dated: May 13, 1996                         By:  /s/ Thomas J. de Petra
                                            Thomas J. de Petra, Chief Executive
                                            Officer (Principal Executive Officer
                                            and Principal Financial and
                                            Accounting Officer)