Form 10QSB
period 1996-06-30
NORTECH FOREST TECHNOLOGIES INC
filed 1996-08-12
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                                          OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:______________ to _________________

                         Commission File No. 33-21842-C

                       NORTECH FOREST TECHNOLOGIES, INC.
          (Exact Name of Small Business Issuer as Specified in Charter)

               Delaware                                           41-1818075
(State or Other Jurisdiction of                            (IRS Employer Identi-
Incorporation or Organization)                               fication Number)


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

As of July 22, 1996, the Registrant had 1,096,208 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No  X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements Required by Form 10-QSB.

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1995 and June 30, 1996 and the related statements of operations and cash flows for the six months ended June 30, 1996 and 1995, respectively. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1995.

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

At the Company's 1996 Annual Meeting of Stockholders held on April 30, 1996, the Company's stockholders approved, among other proposals, a proposal to effect a one-for-four reverse stock split of the Company's issued and outstanding Common Stock and an amendment to the Company's Certificate of Incorporation to reduce the post-split authorized shares of Common Stock from 15,000,000 to 3,750,000 and the Preferred Stock from 2,000,000 to 500,000. The effective date of the one-for-four reverse split of the Company's Common Stock was May 24, 1996, and the financial statements enclosed herewith reflect said adjustment for the number of shares of outstanding Common Stock.

                        NORTECH FOREST TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                             June  30,    December 31,
                                                1996          1995(1)
                                            (Unaudited)
 ASSETS
Current assets
   Cash                                       $   4,052    $  30,919
   Accounts receivable                            1,250        3,104
   Inventories
      Finished goods                              7,845       16,711
      Raw materials                               9,605        9,014
   Prepaid expenses                              14,012        6,500
                                              ---------    ---------

         Total current assets                    36,764       66,248
                                              ---------    ---------


Long-term assets:
   Equipment                                     78,615       78,155
   Accumulated depreciation                     (30,631)     (23,513)
                                              ---------    ---------
                                                 47,984       54,642
                                              ---------    ---------

Other assets
   Organizational costs, net of accumulated
     amortization of $523 and $460 during
     1996 and 1995, respectively                    105          168
   Patent costs, net of accumulated
     amortization of $874 and $700 during
     1996 and 1995, respectively                 50,709       48,358
   Other assets                                   3,250        3,250
                                              ---------    ---------
                                                 54,064       51,776
                                              ---------    ---------

                                              $ 138,812    $ 172,666
                                              =========    =========

(1) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include the information and notes required by generally accepted accounting principles for complete financial statements.

                        See Notes to Financial Statements




                                                            June 31,     December 31,
                                                              1996            1995
                                                          (Unaudited)
   LIABILITIES AND STOCKHOLDERS
   EQUITY

   Current liabilities:
      Bank line-of-credit                                $    69,000    $    97,000
      Accounts payable - trade                               178,428        160,968
      Accounts payable - related party                        14,001         14,001
      Notes payable - related party                          262,500        106,000
      Note payable - other                                    80,000         25,000
      Accrued expenses                                        22,785         20,909
      Current portion of long-term debt                        2,150          3,228
                                                         -----------    -----------
      Total current liabilities                              628,864        427,106
                                                         -----------    -----------


   Long-term liabilities:
      Long-term debt                                           3,408          3,947
                                                         -----------    -----------


   Stockholders' equity:
      Preferred Stock, par value $.01 per share;
        500,000 shares authorized, none issued                  --             --
      Common Stock, par value $.01 per share;
        3,750,000 shares authorized; issued and
        outstanding, 1,096,208 shares at June 30,
        1996 and 1,065,375 shares at December 31, 1995        10,962         10,654
      Paid in capital                                        982,218        982,526
      Accumulated deficit                                 (1,486,640)    (1,251,567)
                                                         -----------    -----------
                Total stockholders' equity                  (493,460)       258,387
                                                         -----------    -----------
                                                         $   138,812    $   172,666
                                                         ===========    ===========


                        See Notes to Financial Statements

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three months ended  June 30,     Six months ended June 30,
                                      1996           1995           1996           1995

   Sales                         $    36,000    $    47,360    $    70,284    $    75,088

   Cost of sales                      20,311         15,589         33,398         24,554
                                 -----------    -----------    -----------    -----------

         Gross profit                 15,689         31,771         36,886         50,534

   Operating expenses:
      Administrative                  75,694        120,971        137,592        252,401
      Sales and marketing             41,470         31,112         83,206         38,383
      Research and development         8,510          1,787         30,386          5,837
                                 -----------    -----------    -----------    -----------
                                     125,674        153,870        251,184        296,621
                                 -----------    -----------    -----------    -----------

         Net operating loss         (109,985)      (122,099)      (214,299)      (246,087)

   Interest expense - net            (12,576)        (1,581)       (20,775)          (617)
                                 -----------    -----------    -----------    -----------

         Net loss                $  (122,561)   $  (123,680)   $  (235,073)   $  (246,704)
                                 ===========    ===========    ===========    ===========

   Net loss per common share     $      (.11)   $      (.12)   $      (.21)   $      (.23)
                                 ===========    ===========    ===========    ===========

   Outstanding shares of
      common stock                 1,096,208      1,059,966      1,096,208      1,060,295
                                 ===========    ===========    ===========    ===========

                                          See Notes to Financial Statements

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                       Six months ended June 30,
                                                          1996         1995
Cash flows from operating activities:
    Net loss                                           $(235,073)   $(246,704)
    Adjustments to reconcile net loss to
      net cash flows from operating activities
         Issuance of stock for services                      -0-          -0-
         Amortization                                        237           63
       Depreciation                                        7,118        5,513
         Accounts receivable                              (1,863)     (20,791)
         Inventories                                       8,275      (20,791)
       Accounts payable                                   17,460       12,656
       Accounts payable-related party                       --         14,001
       Accrued expenses                                    1,876        2,893
       Other                                              (7,512)       1,174
                                                       ---------    ---------
            Net cash flows from operating activities    (205,939)    (157,754)
                                                       ---------    ---------

Cash flows from investing activities:
    Purchase of long-term assets                            (460)      (5,314)
    Patent costs                                          (2,588)      19,313)
    Receivable - related party                               -0-       13,449
                                                       ---------    ---------
            Net cash flows from investing activities      (2,811)     (11,178)
                                                       ---------    ---------

Cash flows from financing activities:
    Bank line-of-credit                                  (28,000)      75,000
    Sale of stock for cash                                   -0-       25,000
    Proceeds from long-term debt                             -0-        9,700
    Payment of long-term debt                             (1,617)        (908)
    Note payable - related party                         186,500        1,000
    Note payable - other                                  25,000          -0-
                                                       ---------    ---------
            Net cash flows from financing activities     181,883      109,792
                                                       ---------    ---------
            Net increase (decrease) in cash              (26,867)    (134,448)

Cash, beginning of period                                 30,919      140,944
                                                       ---------    ---------

Cash, end of period                                    $   4,052    $  14,961
                                                       =========    =========


                        See Notes to Financial Statements

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  Three Months Ended June 30, 1996 (Unaudited)

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

2.   Organization and History; Predecessor Transactions

     At the Company's 1996 Annual Meeting of Stockholders held on April 30, 1996, the Company's stockholders approved, among other proposals, a proposal to effect a one-for-four reverse stock split of the Company's issued and outstanding Common Stock and an amendment to the Company's Certificate of Incorporation to reduce the post-split authorized shares of Common Stock from 15,000,000 to 3,750,000 and the Preferred Stock from 2,000,000 shares to 500,000 shares. The effective date of the one-for-four reverse split of the Company's Common Stock was May 24, 1996, and the financial statements enclosed herewith reflect said adjustment for the number of shares of outstanding Common Stock.

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

3.   Notes Payable - Bank

     Effective March 10, 1995, the Company secured a $100,000 revolving line of credit with Norwest Bank, Minnesota N.A. This line of credit is secured by the Company's accounts receivable, inventories and substantially all assets of the Company. This line of credit accrues interest at 5% over the prime rate and interest is payable monthly. On June 28, 1996, this line of credit was renewed, and the due date was extended from May 31, 1996 to August 31, 1996. At June 30, 1996, there was $69,000 outstanding under this line of credit. The note is also personally guaranteed by Robert H. Gilbertson, the Chairman of the Board of the Company.

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

     Between March 10, 1995, and February 2, 1996, three directors of the Company and a fourth director loaned the Company a total of $262,500. Of the $262,500 loaned by current or former directors, $110,000 is convertible to Common Stock under the terms of 12% unsecured convertible subordinated promissory notes. Of this $262,500, $150,000 was loaned by a director on February 2, 1996, pursuant to a 12% Promissory Note, with the principal due on the earlier of (i) the initial closing date of the Company's 1996 private placement; or (ii) September 30, 1996. Interest accrues at a rate of 12% per annum and is payable monthly. In connection with this loan, the Company issued the director five-year warrants to purchase 3,750 shares of Common Stock at an exercise price of $4.00 per share, and granted the director a security interest in the Company's assets. Also, in connection therewith, the Company's Chairman agreed to pledge his shares of the Company's Common Stock as collateral in the event the Company fails to pay the director on or before September 30, 1996. The Company is currently in default on the $150,000 secured promissory note due to its failure to pay interest payments when due. Although on July 1, 1996, the director notified the Company of its default, the Company is not currently aware of legal action taken, or pending, in regard to this default. On July 3, 1996, the same director advanced the Company $6,000 on under an unsecured promissory note, payable on demand, with interest at 12% per annum.

5.   Equity

     On June 20, 1995, the Company issued a Notice of Redemption to redeem all outstanding warrants to acquire 326,000 pre-split shares of the Company's Common Stock. On August 4, 1995, the Company redeemed warrants to acquire pre-split 307,000 shares of Common Stock at a cost to the Company of $307 or $.001 per share. Prior to such redemption, five warrantholders elected to exercise their warrants to purchase 19,000 pre-split shares of the Company's Common Stock for gross proceeds to the Company of $14,250.

     On December 11, 1995, the Company closed on an unsecured debt financing with six accredited investors, including three then-current directors of the Company. The Company issued a total of $190,000 of twelve percent (12%) unsecured convertible subordinated promissory notes. Directors of the Company, including Robert H. Gilbertson, Ronald R. Runck and David B. Clinton, purchased $110,000 of such notes. Interest on the unpaid principal balance of the notes is 12% per annum until paid in full by the Company, or otherwise converted by the holder. The notes are due in full, on the earlier of: (i) the initial or first closing of the Company's 1996 private placement; or (ii) May 31, 1996. The notes are convertible into restricted Common Stock of the Company at a rate equivalent to one (1) share of Company Common Stock for every aggregate $2.00 of principal converted under the note. In addition, all investors were issued warrants to purchase, in the aggregate, 4,750 shares of Common Stock at a price of $4.00 per share during a period of five years from the date of issuance of the warrants. Of such warrants, directors of the Company received warrants to purchase a total of 2,750 shares of Common Stock as follows: Robert H. Gilbertson, warrants to purchase 875 shares; Ronald R. Runck, warrants to purchase 875 shares; and David B. Clinton, warrants to purchase 1,000 shares. Mr. Runck is no longer a director of the Company. As of the date hereof, such notes are in default under the terms of their May 31, 1996 maturity date, as well as the fact that the Company has defaulted on interest payments. To date, the Company has not been advised of any legal action taken or pending on the part of any such noteholders due to the Company's default status.

     On May 30, 1996, the Company issued an aggregate of 30,834 shares of Common Stock to 10 shareholders who were previous warrantholders. The Company issued said shares in order to match the lower exercise price of other warrantholders who had subsequently exercised their warrants.


6.   Manufacturing and Packaging Agreement

     In April 1994, the Company entered into a manufacturing and packaging agreement with Dyno Minnesota of Virginia, Minnesota ("Dyno"). During January, the Company requested release from the manufacturing and packaging contract when Dyno was sold to Georgia-Pacific. Management of Georgia Pacific has verbally agreed to release the Company from the agreement. Under the agreement, Dyno had exclusive worldwide manufacturing and packaging rights. The Company is currently using an alternative source of manufacturing.

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

8.   Going Concern

     As stated in Note 13 of the Company`s audited financial statements for the year ended December 31, 1995, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business.. The Company incurred losses of $542,950 in 1995 and $510,062 in 1994. As of June 30, 1996, the Company has accumulated losses of $1,486,640

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATIONS


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

In February 1995, the Company filed an application with the EPA to secure federal registration for the sale and marketing of Tree Guard on a national basis. This application followed an earlier, unsuccessful attempt to secure EPA registration, which commenced during 1993. On January 30, 1996, the Company was granted federal EPA registration number 66676-1. Although such registration has been granted for Tree Guard, the Company must comply with all requirements of the EPA on an ongoing basis, including, but not limited to: (i) the registration of its EPA registration number with all state agencies throughout the United States; and, (ii) the future possibility of incurring costs that may be required in connection with re-registering denatonium benzoate (Bitrex(TM)) the active ingredient in Tree Guard. In the future, if the Company fails to comply with federal EPA regulations, it may be penalized, fined, or may have its EPA registration revoked. To supplement the Company's EPA registration, the Company, in July 1995, submitted a similar application to secure registration for the sale and marketing of Tree Guard in Canada. Such application was submitted to Ag Canada (the Canadian counterpart of the United States EPA). The Company had anticipated that Canadian registration would be granted during the first half of 1996, but no such registration has yet been granted. However, the Company believes it will be granted Canadian registration of Tree Guard during 1996.

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

Results of Operations

Three and Six Months Ended June 30, 1996 vs. the Three and Six Months Ended June 30, 1995

Sales:

Sales for the three month (second quarter) and six month periods ended June 30, 1996 were $36,000 and $70,284, respectively, compared to $47,360 and $75,088 for the respective periods last year. Sales during the second quarter and first six months of 1996 were adversely impacted for the following reasons: (i) insignificant historical sales activity and the resulting small customer base;
(ii) insufficient marketing and sales experience in the markets the Company serves; (iii) delays with the EPA registration of Tree Guard with the resulting delay in successfully launching Tree Guard into the Spring season; and, (iv) inadequate capital for marketing and sales activity.

In January 1996, the Company hired a Director of Sales. In April 1996, the Director of Sales was replaced by a salesperson with 19 years experience in the markets the Company serves. In May 1996, the Company announced that it has reached agreements in principle with two key customers for the purchase of Tree Guard. One such arrangement involves the bulk sale of the Company's deer repellent to a Texas-based cooperative, under the terms of a three-year sub-registration agreement. The cooperative, who services approximately 8,000 independent lawn and garden stores and approximately 200 independent distributors, will package and distribute the Company's product under a private-label arrangement. The Company's initial truckload shipment was delivered to the customer on August 5, 1996.

Under a second purchase agreement that is pending, Nortech will sell bulk quantities of Tree Guard to an Ohio-based commercial distributor who is the nation's largest manufacturer and marketer of supplies and equipment for lawn care operators, lawn maintenance companies, and golf courses. The Company received an initial purchase order from this customer on August 6, 1996. The purchase order was for a truckload shipment of pre-packaged Tree Guard with an anticipated shipment to the customer in late August. In addition, the Company is in the process of negotiating a long-term distribution agreement with the same customer.

Although subsequent to June 30, 1996, the Company's sales to new and existing customers has increased, the degree to which sales can be expanded during 1996 will be largely subject to the Company's ability to fund sales and marketing activities to further expand its customer base and sales volume. The Company is attempting to raise additional capital through the sale of private equity.

Gross Profit and Gross Profit Margin:

For the second quarter and six months ended June 30, 1996, gross profit was $15,689 (43.6% of sales) and $36,886 (52.5% of sales), respectively, compared to $31,771 (67.1% of sales) and $50,534 (67.3% of sales) during the same periods last year. The decrease in gross profit was due in part to increased raw material costs associated with the Company's decision to increase the concentration of its active ingredient. In the future, the Company anticipates that part of the increase in raw material costs will be offset by a decrease in formulation costs. Furthermore, the Company's cost of sales was lower in the prior year because the Company purchased formulated Tree Guard from an outside supplier who absorbed inventory and other costs. This year, the Company performed blending and bottling activities at its own facility. Subsequent to June 30, 1996, the Company began using a new formulator and also began producing in higher quantities. The Company anticipates that in upcoming quarters, its gross profit margin will increase.

Operating Expenses:

Administrative Expense. During the second quarter ended June 30, 1996, administrative expense was $75,694 compared to $120,971 during the second quarter last year. During the six months ended June 30, 1996, administrative expense was $137,592 compared to $252,401 during the same period last year. The decrease in administrative expense was primarily due to a change in record-keeping that, during the quarter and first six months of 1996, allocated a portion of salary expense to cost of sales, research and development expense and sales and marketing expense, rather than to administrative expense. Accordingly, administrative expense decreased, cost of sales increased, and research and development expense and sales and marketing expense increased during the second quarter and first six months of 1996 compared to the comparable periods in 1995. Sales and Marketing Expense. During the second quarter ended June 30, 1996, sales and marketing expense was $41,470 compared to $31,112 during the second quarter last year. During the six months ended June 30, 1996, sales and marketing expense was $83,206 compared to $38,383 during the same period last year. The increase in sales and marketing expense during both periods was primarily due to a change in record-keeping that, during the quarter and six months ended June 30, 1996, allocated a portion of salary expense to sales and marketing, rather than to administrative expense.

Research and Development Expense. During the second quarter ended June 30, 1996, research and development expense was $8,510 compared to $1,787 for the second quarter last year. During six months ended June 30, 1996, research and development expense was $30,386 compared to $5,837 during the same period last year. The increase in research and development expense during the second quarter and six months ended June 30, 1996 resulted primarily from a change in record-keeping that allocated a portion of salary expense to research and development rather than to administrative expense. During the second quarter of 1995, no record-keeping system was in place to accurately charge such expenses to research and development.

Interest Expense - Net. During the second quarter ended June 30, 1996, interest expense was $12,576 compared to $1,581 during the second quarter last year. During the six months ended June 30, 1996, interest expense was $20,775 compared to $617 during the same period last year. Interest expense during the quarter and six months ended June 30, 1996 was primarily due to the Company's use of its bank line of credit, as well as that fact that the Company received interest bearing loans from certain directors and stockholders and others.

Net Loss. For the reasons discussed above, the Company incurred a net loss of $122,561, or $.11 per share, for the second quarter ended June 30, 1996, compared to a net loss of $123,680, or $.12 per share, during the second quarter of 1995. For the six months ended June 30, 1996, the Company incurred a net loss of $235,074, or $.21 per share, compared to a net loss of $246,703, or $.23 per share for the same period last year.

Liquidity and Capital Resources

At June 30, 1996 the Company had current assets of $36,764, current liabilities of $628,864, and negative working capital of $592,100 compared to current assets of $66,248, current liabilities of $427,106 and negative working capital of $360,858 on December 31, 1995. The increase in negative working capital was primarily due to increases in notes payable and accounts payable, and decreases in cash, accounts receivable and inventories, offset in part by a decrease in bank line-of-credit payable.

Effective March 10, 1995, the Company secured a $100,000 revolving line of credit with Norwest Bank, Minnesota N.A. This line of credit is secured by the Company's accounts receivable, inventories and substantially all assets of the Company. This line of credit accrues interest at 5% over the prime rate and interest is payable monthly. On June 28, 1996, this line of credit was renewed, and the due date was extended from May 31, 1996 to August 31, 1996. At June 30, 1996, there was $69,000 outstanding under this line of credit. The note is also personally guaranteed by Robert H. Gilbertson, the Chairman of the Board of the Company.

On March 10, 1995, the Company entered into an agreement with Norwest Bank, Minnesota N.A. for a $9,700 equipment note. The note establishes principal payments due in 35 monthly installments of $269 from April 1, 1995 through February 1, 1998. A final payment is due on March 1, 1998. Interest is payable monthly under this obligation at the prime rate, plus 1.5%.

On February 2, 1996, a director loaned the Company $150,000 pursuant to a 12% Promissory Note, with the principal due on the earlier of (i) the initial closing date of the Company's 1996 private placement; or (ii) September 30, 1996. Interest accrues at a rate of 12% per annum and is payable monthly. In connection with this loan, the Company issued the director five-year warrants to purchase 3,750 shares of Common Stock at an exercise price of $4.00 per share, and granted the director a security interest in the Company's assets. Also, in connection therewith, the Company's Chairman agreed to pledge his shares of the Company's Common Stock as collateral in the event the Company fails to pay the director on or before September 30, 1996. The Company is currently in default on the $150,000 secured promissory note due to its failure to pay interest payments when due. Although on July 1, 1996, the director notified the Company of its default, the Company is not currently aware of legal action taken, or pending, in regard to this default. On July 3, 1996, the same director advanced the Company $6,000 on under an unsecured promissory note, payable on demand, with interest at 12% per annum.

On December 11, 1995, the Company closed on an unsecured debt financing with six accredited investors, including three then-current directors of the Company. The Company issued a total of $190,000 of twelve percent (12%) unsecured convertible subordinated promissory notes. Directors of the Company, including Robert H. Gilbertson, Ronald R. Runck and David B. Clinton, purchased $110,000 of such notes. Interest on the unpaid principal balance of the notes is 12% per annum until paid in full by the Company, or otherwise converted by the holder. The notes are due in full, on the earlier of: (i) the initial or first closing of this private placement; or (ii) May 31, 1996. The notes are convertible into restricted Common Stock of the Company at a rate equivalent to one (1) share of Company Common Stock for every aggregate $2.00 of principal converted under the note. In addition, all investors were issued warrants to purchase, in the aggregate, 4,750 shares of Common Stock at a price of $4.00 per share during a period of five years from the date of issuance of the warrants. Of such warrants, directors of the Company received warrants to purchase a total of 2,750 shares of Common Stock as follows: Robert H. Gilbertson, warrants to purchase 875 shares; Ronald R. Runck, warrants to purchase 875 shares; and David
B. Clinton, warrants to purchase 1,000 shares. Mr. Runck is no longer a director of the Company. At the present time, such notes are all in default under the terms of their May 31, 1996 maturity date, as well as the fact that the Company has defaulted on interest payments. To date, the Company has not been advised of any legal action taken or pending on the part of any such noteholders due to the Company's default status.

On September 25, 1995, a director of the Company loaned the Company $25,000 under a 12% unsecured note payable on demand. In December 1995, the director converted this obligation into a new 12% convertible unsecured promissory note which is convertible into shares of Common Stock at $2.00 per share and payable on the earlier of (i) the initial closing of the Company's 1996 private placement; or (ii) March 31, 1996. As part of the 1995 bridge financing, The director also received a five-year warrant to purchase 1,000 shares of Common Stock at an exercise price of $4.00 per share.

On June 20, 1995, the Company issued a Notice of Redemption to redeem all outstanding warrants to acquire 326,000 pre-split shares of the Company's Common Stock. On August 4, 1995, the Company redeemed warrants to acquire 307,000 pre-split shares of Common Stock at a cost to the Company of $307 or $.001 per share. Prior to such redemption, five warrantholders elected to exercise their warrants to purchase 19,000 pre-split shares of the Company's Common Stock for gross proceeds to the Company of $14,250.

Although the Company is attempting to raise additional capital through a private offering of its Common Stock, the fund-raising process has taken significantly longer than was anticipated. Furthermore, the Company believes that, in order to achieve aggressive market penetration objectives, it may be required to raise additional capital during 1997. Although the Company has established new customer relationships that it believes are strategically important in the long term, and has increased its level of sales experience significantly, no assurances can be given that the Company will be successful in acquiring short-term or long-term financing, or that such sales activities will provide the level of sales and future earnings potential to make the Company successful.

The Company's obligation under its secured line of credit with Norwest Bank in the amount of $69,000 becomes due on August 31, 1996. The Company will be unable to repay these obligations in full on such date without obtaining additional debt or equity financing, and there is no assurance that the bank will renew or extend the line of credit. In addition, the Company is in default in connection with its $150,000 secured promissory note held by a director, as well its unsecured convertible subordinated promissory notes in the amount of $190,000. If no additional financing is obtained, these creditors may take action against the Company which might prevent the Company from continuing operations or cause the Company to seek protection from its creditors under the bankruptcy laws.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings.

On August 2, 1996, a creditor acting as plaintiff filed with the Fourth Judicial District, Hennepin County, Minnesota against the Company, as defendant, (i) a Notice of Motion and Motion for Confirmation of Arbitration Award; (ii) a Memorandum in Support of Motion for Confirmation of Arbitration Award; (iii) an Affidavit; (iv) an Order; and (v) an Affidavit of Service by Mail. The action against the Company is in connection with an Arbitration Award in the amount of $21,500.02 granted on July 19, 1996 in favor of the creditor, who is former legal counsel for the Company. The Arbitration arose due to the Company's dispute of the amount of billings for legal services provided by its former legal counsel. Prior to the Company's dispute, the amount claimed by the former legal counsel was $31,899.52. Therefore, the $21,500.02 Arbitration Award reduced the Company's obligation by $10,399.50.

Item 2.  Change in Securities.

At the Company's 1996 Annual Meeting of Stockholders held on April 30, 1996, the Company's stockholders approved, among other proposals, a proposal to effect a one-for-four reverse stock split of the Company's issued and outstanding Common Stock and an amendment to the Company's Certificate of Incorporation to reduce the post-split authorized shares of Common Stock from 15,000,000 to 3,750,000 and the Preferred Stock from 2,000,000 shares to 500,000 shares. The effective date of the one-for-four reverse split of the Company's Common Stock was May 24, 1996.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Securities-Holders.

a)   The Company held its Annual Meeting on April 30, 1996.

b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

     The shareholders elected the following persons to serve as directors of the Company until the next annual meeting of shareholders with the following votes representing pre-split shares:

              Nominee                         Number of              Number of
                                              Votes For           Votes Withheld

            David B. Clinton                  3,247,402                  72,200
            Thomas J. de Petra                3,228,067                  91,535
            Robert H. Gilbertson              3,119,902                 199,700
            Randy G. Hines                    3,240,802                  78,800
            Robert W. Mayer                   3,427,402                  72,200

The shareholders approved a one-for-four reverse stock split by a vote of 2,525,930 pre-split shares in favor, with 750,602 pre-split shares voting against, 1,500 pre-split shares abstaining, and 41,570 pre-split shares as broker non-votes.

The shareholders ratified the appointment of Stirtz, Bernards, Boyden, Surdel & Larter as independent auditors for the Company by a vote of 3,316,902 pre-split shares in favor, 200 pre-split shares voting against, and 2,500 pre-split shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits.

      Exhibit 3.1  Certificate of Incorporation, as amended

      Exhibit 27.  Financial Data Schedule (filed with electronic version only)

b)    Form 8-K

     For the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          NORTECH FOREST TECHNOLOGIES, INC.
                                          (the "Registrant" or "Company")




Dated: August 7, 1996                     By: /s/ Thomas J. de Petra
                                            Thomas J. de Petra, Chief Executive
                                            Officer, Principal Executive Officer
                                            and Principal Financial and
                                            Accounting Officer

                       Nortech Forest Technologies, Inc.
                          Form 10-QSB Quarterly Report
                      For the Quarter Ended June 30, 1996

                                 EXHIBIT INDEX

Exhibit
Number     Item

 3.1       Certificate of Incorporation, as amended

27         Financial Data Schedule (filed with electronic version only)