Form 10QSB
period 1996-09-30
NORTECH FOREST TECHNOLOGIES INC
filed 1996-11-20
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:______________ to _________________

                         Commission File No. 33-21842-C

                        NORTECH FOREST TECHNOLOGIES, INC.
          (Exact Name of Small Business Issuer as Specified in Charter)

          DELAWARE                                             06-1342912
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



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

As of October 1, 1996, the Registrant had 1,096,208 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___  No_X_.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1995 and September 30, 1996 and the related statements of operations and cash flows for the nine months ended September 30, 1996 and 1995, respectively. In the opinion of management of the Registrant, the unaudited financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The unaudited financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1995.

At the Company's 1995 Annual Meeting of Stockholders held on June 21, 1995, the Company's stockholders approved, among other items, a proposal to change the corporate domicile of the Company from Colorado to Delaware. One result of this change in corporate domicile was that the Company's capital structure changed from no par to $.01 par value preferred and common stock. All references in the accompanying unaudited financial statements have been restated to reflect this change in par value.

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

At the Company's 1996 Annual Meeting of Stockholders held on April 30, 1996, the Company's stockholders approved, among other proposals, a proposal to effect a one-for-four reverse stock split of the Company's issued and outstanding Common Stock and an amendment to the Company's Certificate of Incorporation to reduce the post-split authorized shares of Common Stock from 15,000,000 to 3,750,000 and the Preferred Stock from 2,000,000 to 500,000. The effective date of the one-for-four reverse split of the Company's Common Stock was May 24, 1996, and the unaudited financial statements enclosed herewith reflect said adjustment for the number of shares of outstanding Common Stock.


                        NORTECH FOREST TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                September 30,  December 31,
                                                    1996          1995 (1)
                                                 ---------       ---------
                                                 (Unaudited)
ASSETS
------

Current assets
   Cash                                          $   3,010       $  30,919
   Accounts receivable                                 -0-           3,104
   Inventories
      Finished goods                                 4,595          16,711
      Raw materials                                  1,700           9,014
   Prepaid expenses                                 17,130           6,500
                                                 ---------       ---------

         Total current assets                       26,435          66,248
                                                 ---------       ---------


Long-term assets:
   Equipment                                        78,615          78,155
   Accumulated depreciation                        (33,005)        (23,513)
                                                 ---------       ---------
                                                    45,610          54,642
                                                 ---------       ---------

Other assets
   Organizational costs, net of accumulated
     amortization of $544 and $460 during
     1996 and 1995, respectively                        84             168
   Patent costs, net of accumulated
     amortization of $874 and $700 during
     1996 and 1995, respectively                    51,244          48,358
   Other assets                                      3,250           3,250
                                                 ---------       ---------
                                                    54,578          51,776
                                                 ---------       ---------

                                                 $ 126,623       $ 172,666
                                                 =========       =========

(1) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include the information and notes required by generally accepted accounting principles for complete financial statements.

                       SEE NOTES TO FINANCIAL STATEMENTS


                                                  September 30,    December 31,
                                                      1996             1995
                                                   -----------     -----------
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS
EQUITY

Current liabilities:
   Bank line-of-credit                             $    65,000     $    97,000
   Accounts payable - trade                            192,228         160,968
   Accounts payable - related party                     14,001          14,001
   Notes payable - related party                       262,500         106,000
   Note payable - other                                 90,000          25,000
   Accrued expenses                                     25,473          20,909
   Current portion of long-term debt                     1,342           3,228
                                                   -----------     -----------
   Total current liabilities                           650,544         427,106
                                                   -----------     -----------


Long-term liabilities:
   Long-term debt                                        3,408           3,947
                                                   -----------     -----------


Stockholders' equity:
   Preferred Stock, par value $.01 per share;
     500,000 shares authorized, none issued               --              --
   Common Stock, par value $.01 per share;
     3,750,000 shares authorized; issued and
     outstanding, 1,096,208 shares at September
     30, 1996 and 1,065,375 shares at December
     31, 1995                                           10,962          10,654
   Paid in capital                                     982,218         982,526
   Accumulated deficit                              (1,520,510)     (1,251,567)
                                                   -----------     -----------
             Total stockholders' equity               (527,329)        258,387
                                                   -----------     -----------
                                                   $   126,623     $   172,666
                                                   ===========     ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended               Nine months ende
                                    ------------------               ----------------
                                       September 30,                   September 30,
                                       -------------                   -------------

                                   1996           1995             1996            1995
                               -----------     -----------     -----------     -----------
Sales                          $   103,343     $    24,108     $   173,627     $    99,196

Cost of sales                       39,277          10,531          72,675          35,085
                               -----------     -----------     -----------     -----------

      Gross profit                  64,066          13,577         100,952          64,111

Operating expenses:
   Administrative                   56,149         114,137         193,894         366,538
   Sales and marketing              27,606             354         110,812          38,737
   Research and development          5,594           1,884          35,980           7,721
                               -----------     -----------     -----------     -----------
                                    89,349         116,375         340,686         412,996
                               -----------     -----------     -----------     -----------

      Net operating loss           (25,283)       (102,798)       (239,734)       (348,885)

Miscellaneous income                 7,200            --             7,200            --

Interest expense                   (14,517)         (2,933)        (36,409)         (3,550)
                               -----------     -----------     -----------     -----------

      Net loss                 $   (32,600)    $  (105,731)    $  (268,943)    $  (352,435)
                               ===========     ===========     ===========     ===========

Net loss per common share      $      (.03)    $      (.10)    $      (.25)    $      (.33)
                               ===========     ===========     ===========     ===========

Outstanding shares of
   common stock                  1,096,208       1,059,966       1,096,208       1,060,295
                               ===========     ===========     ===========     ===========

                                          SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                           1996          1995
                                                        ---------     ---------
Cash flows from operating activities:
    Net loss                                            $(268,943)    $(352,435)
    Adjustments to reconcile net loss to
      net cash flows from operating activities
       Amortization                                           395            94
       Depreciation                                         9,646         8,972
         Accounts receivable                               (3,646)       (9,073)
         Inventories                                       26,630         3,158
       Accounts payable                                    30,717        38,013
       Accounts payable-related party                        --          15,486
       Accrued expenses                                     4,565           921
       Other                                              (11,648)        1,174
                                                        ---------     ---------
            Net cash flows from operating activities     (212,284)     (293,690)
                                                        ---------     ---------

Cash flows from investing activities:
    Purchase of long-term assets                             (460)       (5,314)
    Patent costs                                           (3,240)      (20,800)
    Receivable - related party                                -0-        16,295
                                                        ---------     ---------
            Net cash flows from investing activities       (3,700)       (9,819)
                                                        ---------     ---------

Cash flows from financing activities:
    Bank line-of-credit                                   (31,000)       97,000
    Sale of stock for cash                                    -0-        38,943
    Proceeds from long-term debt                              -0-         9,700
    Payment of long-term debt                              (2,425)       (1,718)
    Note payable - related party                          186,500        26,000
    Note payable - other                                   35,000           -0-
                                                        ---------     ---------
            Net cash flows from financing activities      188,075       169,925
                                                        ---------     ---------

            Net increase (decrease) in cash               (27,909)     (133,584)

Cash, beginning of period                                  30,919       140,944
                                                        ---------     ---------

Cash, end of period                                     $   3,010     $   7,360
                                                        =========     =========

                        SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                Three Months Ended September 30, 1996 (Unaudited)

1.   CONDENSED FINANCIAL STATEMENTS
     The financial statements included herein have been prepared by Nortech Forest Technologies, Inc., a Delaware corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. Nortech Forest Technologies, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited financial statements be read in conjunction with the December 31, 1995 audited financial statements and the accompanying notes thereto. Although management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Nortech Forest Technologies, Inc. later in the year.

     Management of Nortech Forest Technologies, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

2.   ORGANIZATION AND HISTORY; PREDECESSOR TRANSACTIONS
     At the Company's 1996 Annual Meeting of Stockholders held on April 30, 1996, the Company's stockholders approved, among other proposals, a proposal to effect a one-for-four reverse stock split of the Company's issued and outstanding Common Stock and an amendment to the Company's Certificate of Incorporation to reduce the post-split authorized shares of Common Stock from 15,000,000 to 3,750,000 and the Preferred Stock from 2,000,000 shares to 500,000 shares. The effective date of the one-for-four reverse split of the Company's Common Stock was May 24, 1996, and the unaudited financial statements enclosed herewith reflect said adjustment for the number of shares of outstanding Common Stock.

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

     At the Company's 1995 Annual Meeting of Stockholders held on June 21, 1995, the Company's stockholders approved, among other items, a proposal to change the corporate domicile of the Company from Colorado to Delaware. One result of this change in corporate domicile was that the Company's capital structure changed from no par to $.01 par value per share preferred and common stock.

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

     For financial statement purposes, the acquisition of NFP was accounted for as a "reverse acquisition," and thus, treated as if NFP had acquired the Company. As a result, the financial statements of the Company have presented the operations of NFP from inception and include the Company's operations from the date of the consummation of such tax-free reorganization. Historical combined pro forma financial information for the `Company and for NFP for the periods prior to the reorganization are not provided by the Company because such information is not material to an understanding of the current or future operations of the Company. The historical results of operations of the Company include transactions and activities that are not expected to recur subsequent to such reorganization.

3.   NOTES PAYABLE - BANK
     Effective March 10, 1995, the Company secured a $100,000 revolving line of credit with Norwest Bank, Minnesota N.A. ("Norwest"). This line of credit was secured by the Company's accounts receivable, inventories and substantially all assets of the Company. The note was also personally guaranteed by Robert H. Gilbertson, the Chairman of the Board of the Company. This line of credit accrued interest at 5% over the prime rate and interest was payable monthly. On June 28, 1996, this line of credit was renewed, and the due date was extended from May 31, 1996 to August 31, 1996. At September 30, 1996, there was $65,000 outstanding under this line of credit. As is more fully described in Note 9 ("Subsequent Events") to the financial statements enclosed herewith, the Company repaid the entire balance of its obligations to Norwest Bank under this line of credit on October 21, 1996, and Norwest released its security interest in the Company's assets. The Company repaid its obligations to Norwest using part of the proceeds of an initial closing of its private equity placement.

     On March 10, 1995, the Company entered into an agreement with Norwest for a $9,700 equipment note. The note established principal payments due in 35 monthly installments of $269 from April 1, 1995 through February 1, 1998. Interest was payable monthly under this obligation at the prime rate, plus 1.5%. As more fully described in Note 9 ("Subsequent Events") to the financial statements enclosed herewith the Company repaid the entire balance of its obligation under this equipment note to Norwest on October 21, 1996, utilizing part of the proceeds of an initial closing of its private equity placement.

4.   RELATED PARTY TRANSACTIONS

     Effective June 30, 1995, the Company acquired from Nordic National Group ("Nordic") all of the assets and proprietary rights with respect to three product formulas and product lines for $14,001. Nordic is controlled by the Chairman of the Board of the Company.

     Between March 10, 1995, and February 2, 1996, three directors of the Company and a fourth director loaned the Company a total of $262,500. Of the $262,500 loaned by current or former directors, $110,000 was convertible to Common Stock under the terms of 12% unsecured convertible subordinated promissory notes. As more fully described in Note 9 to the Company's financial statements ("Subsequent Events"), holders of convertible promissory notes, including the $110,000 loaned by officers and directors, agreed to convert a total of $190,000 in principal from debt to common stock.

     Of the $262,500 loaned by officers and directors, $150,000 was loaned by a director on February 2, 1996, pursuant to a 12% Secured Promissory Note, with the principal due on September 30, 1996. Interest has accrued at a rate of 12% per annum and was payable monthly. In connection with this loan, the Company issued the director five-year warrants to purchase 3,750 shares of Common Stock at an exercise price of $4.00 per share, and granted the director a security interest in the Company's assets. Also, in connection therewith, the Company's Chairman agreed to pledge his shares of the Company's Common Stock as collateral in the event the Company failed to pay the director on or before September 30, 1996. On July 3, 1996, the same director advanced the Company $6,000 under the terms of an agreement, payable on demand, with interest at 12% per annum, which has subsequently been repaid. On September 16, 1996, the director resigned his position on the Company's Board. Prior to September 30, 1996, the Company had been in default on the $150,000 secured promissory note due to its failure to pay interest payments when due. The Company further defaulted on its obligation to repay the former director in full upon the September 30, 1996 due date of the promissory note. As more fully described in Note 9 to the financial statements ("Subsequent Events") enclosed herewith, the Company repaid in full its $150,000 obligation to the former director.

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

     On December 11, 1995, the Company closed on an unsecured debt financing with six accredited investors, including three then-current directors of the Company. The Company issued a total of $180,000 of twelve percent (12%) unsecured convertible subordinated promissory notes. Directors of the Company, including Robert H. Gilbertson, Ronald R. Runck and David B. Clinton, purchased $110,000 of such notes. Interest on the unpaid principal balance of the notes is 12% per annum until paid in full by the Company, or otherwise converted by the holder. The notes are due in full, on May 31, 1996. In addition, all investors were issued warrants to purchase, in the aggregate, 4,750 shares of Common Stock at a price of $4.00 per share during a period of five years from the date of issuance of the warrants. Of such warrants, directors of the Company received warrants to purchase a total of 2,750 shares of Common Stock as follows: Robert H. Gilbertson, warrants to purchase 875 shares; Ronald R. Runck, warrants to purchase 875 shares; and David B. Clinton, warrants to purchase 1,000 shares. Mr. Runck is no longer a director of the Company. As of September 30, 1996, such notes were in default under the terms of their May 31, 1996 maturity date, as well as the fact that the Company has defaulted on interest payments. As more fully described in Note 9 ("Subsequent Events") to the Company's unaudited financial statements, holders of convertible promissory notes converted $190,000 in principal from debt to common stock.

     On July 12, 1996, an investor loaned the Company $10,000 under a six-month 12% unsecured convertible promissory note. All other terms of this unsecured promissory note were the same as those granted to other investors, as described above.

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

7.   SEASONAL NATURE OF SALES
     Although the Company has insignificant sales history, management believes that, under normal circumstances, the Company will experience seasonal demand for its products. The Company's best estimates are that peak sales are most likely to occur just prior to customers' applications of the Company's Tree Guard during the Spring and Fall. Other factors likely to influence seasonality are weather conditions in areas which freeze, the unique needs of commercial customers, and long lead-times for orders in certain distribution channels.

8.   GOING CONCERN
     As stated in Note 13 of the Company`s audited financial statements for the year ended December 31, 1995, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses of $542,950 in 1995 and $510,062 in 1994. As of September 30, 1996, the Company has accumulated losses of $1,520,510.

9.   SUBSEQUENT EVENTS
     Subsequent to September 30, 1996, the following events occurred:

        Initial Closing of Private Placement. The Company completed an initial closing on its pending private equity placement, receiving cash proceeds of $340,000 in exchange for 284,615 shares of its common stock. The Company's private placement, seeking to raise a total of $1,500,000, is continuing.

        Repayment of Secured Bank Debt. Part of the proceeds of the initial closing of the Company's pending private equity placement was used to repay, in full, all its obligations to Norwest Bank under both a revolving loan agreement and an equipment note which were secured by substantially all the assets of the Company. Such security interests have been released by Norwest Bank. Obligations to Norwest Bank had been in default on September 30, 1996, and at various times prior to that date.

        Conversion of Promissory Notes. Holders of convertible promissory notes converted such notes (principal of $190,000) to common stock at a conversion price of $1.30 per share. On September 30, 1996, and for the period from May 31, 1996 until the effective dates of said holders' agreements to convert, the Company had been in default under its obligations to holders of these 12% unsecured convertible promissory notes. The Company paid all accrued interest due at the time of conversion.

        European License Agreement. Subsequent to September 30, 1996, the Company completed negotiations with a U. K. based entity in connection with the grant of a ten-year distribution and manufacturing license agreement for the Company's Tree Guard product in Europe. Terms of the agreement include a lump-sum payment of $150,000 that has been paid to the Company, as well as a 7% royalty on European sales of the Tree Guard product. Because sales of Tree Guard in Europe cannot commence until the appropriate regulatory approvals have been obtained, the Company does not anticipate royalty revenue from this agreement for several years.

        Repayment of Outstanding Secured Note. Subsequent to September 30, 1996, the Company repaid in full the $150,000 in principal, plus accrued interest that was due under the terms of a February 2, 1996, 12% promissory note held by a shareholder and former director. The promissory note was secured by substantially all the assets of the Company. Such security interest has been released. Prior to September 30, 1996, the Company had been in default on the $150,000 secured promissory note due to its failure to pay interest payments when due, as well as its failure to repay the former director in full upon the September 30, 1996 due date of the promissory note.

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

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause the Company's actual results to differ materially from current expectations are the following: business conditions and growth in the plant protection industry and the general economy; competitive factors such as rival manufacturers and sellers of plant and tree protection products and price pressures; availability of product component chemicals at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

GENERAL

The Company manufactures and markets Tree Guard(R), a proprietary, ready-to-use product that the Company developed to deter deer, rabbits, and other forest animals and wildlife from browsing and destroying value-added trees, shrubs and other landscape and forest resources. The Company manufactures substantially the same product as Tree Guard, which is packaged and sold under the Ferti-lome brand labeled as "THIS 1 WORKS" DEER REPELLENT.

In February 1995, the Company filed an application with the EPA to secure federal registration for the sale and marketing of Tree Guard on a national basis. This application followed an earlier, unsuccessful attempt to secure EPA registration, which commenced during 1993. On January 30, 1996, the Company was granted federal EPA registration number 66676-1. Although such registration has been granted for Tree Guard, the Company must comply with all requirements of the EPA on an ongoing basis, including, but not limited to: (i) the registration of its EPA registration number with all state agencies throughout the United States; and, (ii) the future possibility of incurring costs that may be required in connection with re-registering denatonium benzoate (Bitrex(TM)) the active ingredient in Tree Guard. In the future, if the Company fails to comply with federal EPA regulations, it may be penalized, fined, or may have its EPA registration revoked. There can be no assurance that the Company will comply with such requirements or that the Company will not incur significant costs for failing to do so. To supplement the Company's EPA registration, the Company, in July 1995, submitted a similar application to secure registration for the sale and marketing of Tree Guard in Canada. Such application was submitted to Ag Canada (the Canadian counterpart of the United States EPA). The Company had anticipated that Canadian registration would be granted during the first half of 1996, but no such registration has yet been granted. The Company believes it will be granted Canadian registration of Tree Guard during the fourth quarter of 1996 or the first quarter of 1997. However, there can be to assurance that such registration will be granted or if granted, will be within the period anticipated by the Company.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

Sales:
Sales for the third quarter and six month ended September 30, 1996 were $103,343 and $173,627, respectively, compared to $24,108 and $99,196 for the respective periods last year. Although sales during the third quarter and nine months ended September 30, 1996 reflect improved performance compared to the same periods last year, the Company's progress in expanding sales was curtailed by inadequate working capital. To a lesser degree, year-to-date sales have been adversely impacted by insignificant historical sales activity, resulting in a small customer base, and delays with the EPA registration of Tree Guard and a resulting delay in successfully launching Tree Guard into the Spring 1996 season. As a result, the Company's distribution of Tree Guard remains limited primarily to the midwest, east coast and pacific northwestern states.

In January 1996, the Company hired a Director of Sales. In April 1996, the Director of Sales was replaced by a salesperson with 19 years experience in the markets the Company serves. In May 1996, the Company announced that it has reached agreements in principle with two key customers for the purchase of Tree Guard. One such arrangement involves the bulk sale of the Company's deer repellent to Voluntary Purchasing Groups (VPG), a Texas-based cooperative, under the terms of a three-year sub-registration and private label agreement. VPG distributes the Company's product under the Ferti-lome brand labeled as "THIS 1 WORKS" DEER REPELLENT. Although VPG sells products to approximately 8,000 independent lawn and garden stores and approximately 200 independent distributors throughout the country, the Company anticipates that sales of its deer repellent under this recent private label agreement will take additional time to expand nationally. There can be no assurance that any such expansion will occur within a period of time acceptable to the Company, if at all.

Under a second purchase agreement, Nortech sells Tree Guard to LESCO, Inc., the nation's largest supplier of supplies and equipment to commercial customers such as lawn care operators, landscape maintenance companies, and golf courses. Distribution of Tree Guard by LESCO has occurred primarily in the north eastern United States.

The degree to which sales can be expanded during 1997 will be largely subject to the Company's ability to raise additional capital and more specifically, to fund sales and marketing activities to further expand its customer base and sales volume. The Company is attempting to raise additional capital through the sale of private equity (see Note 9 to the Company's unaudited financial statements). There can be no assurance that the Company will be able to raise any additional capital or that the acquisition of such capital will be on terms acceptable to the Company. Moreover, there can also be no assurance that the Company will be able to expand its customer base and sales volume if the Company's current capital needs are met.

Gross Profit and Gross Profit Margin:
For the third quarter and nine months ended September 30, 1996, gross profit was $64,066 (62.0% of sales) and $100,952 (58.1% of sales), respectively, compared to $13,577 (56.3% of sales) and $64,111 (64.6% of sales) during the same periods last year. For the third quarter ended September 30, 1996, the increase in gross profit, as a percentage of sales, was primarily due to increased efficiencies associated with higher manufacturing volume and the use of a new outside contract formulator. For the nine months ended September 30, 1996, the decrease in gross profit, as a percentage of sales, was primarily due to a change in record-keeping that, during the first two quarters of 1996, allocated a portion of salary expense to cost of sales. During the first two quarters of 1996 and prior to the time the Company began using a new outside contract formulator, the Company performed its formulation activities in-house. During the third quarter ended September 30, 1996, the Company received a $7,200 concession from a primary supplier of raw materials. In the future, it is unlikely that the Company will receive similar concessions.

Operating Expenses:
Administrative Expense. During the third quarter ended September 30, 1996, administrative expense was $56,149 compared to $114,137 during the third quarter last year. During the nine months ended September 30, 1996, administrative expense was $193,894 compared to $366,538 during the same period last year. The decrease in administrative expense was primarily due to a change in record-keeping that, during the third quarter and nine months ended September 30, 1996, allocated a portion of salary expense to cost of sales, research and development expense and sales and marketing expense, rather than to administrative expense. Accordingly, administrative expense decreased, cost of sales increased, and research and development expense and sales and marketing expense increased during the third quarter and nine months of ended September 30, 1996 compared to the comparable periods last year.

Sales and Marketing Expense. During the third quarter ended September 30, 1996, sales and marketing expense was $27,606 compared to $354 during the third quarter last year. During the nine months ended September 30, 1996, sales and marketing expense was $110,812 compared to $38,737 during the same period last year. The increase in sales and marketing expense during both periods was primarily due to a change in record-keeping that, during the third quarter and nine months ended September 30, 1996, allocated a portion of salary expense to sales and marketing, rather than to administrative expense.

Research and Development Expense During the third quarter ended September 30, 1996, research and development expense was $5,594 compared to $1,884 for the third quarter last year. During the nine months ended September 30, 1996, research and development expense was $35,980 compared to $7,721 during the same period last year. The increase in research and development expense during the third quarter and nine months ended September 30, 1996 was primarily due to a change in record-keeping that allocated a portion of salary expense to research and development rather than to administrative expense. During the third quarter of 1995, no record-keeping system was in place to accurately charge such expenses to research and development.

Interest Expense. During the third quarter ended September 30, 1996, interest expense was $14,517 compared to $2,933 during the third quarter last year. During the nine months ended September 30, 1996, interest expense was $36,409 compared to $3,550 during the same period last year. Interest expense during the quarter and nine months ended September 30, 1996 was primarily due to the Company's use of its bank line of credit, as well as that fact that the Company received interest bearing loans from certain directors and stockholders and others. As more fully described in Note 9 ("Subsequent Events") to the accompanying unaudited financial statements, the Company repaid substantially all of its interest-bearing obligations to its bank and other creditors.

Net Loss. For the reasons discussed above, the Company incurred a net loss of $32,600, or $.03 per share, for the third quarter ended September 30, 1996, compared to a net loss of $105,731, or $.10 per share, during the third quarter last year. For the nine months ended September 30, 1996, the Company incurred a net loss of $268,943, or $.25 per share, compared to a net loss of $352,435, or $.33 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996 the Company had current assets of $26,435, current liabilities of $650,544, and negative working capital of $624,109 compared to current assets of $66,248, current liabilities of $427,106 and negative working capital of $360,858 on December 31, 1995. The increase in negative working capital was primarily due to increases in notes payable and accounts payable, and decreases in cash, accounts receivable and inventories, offset in part by a decrease in bank line-of-credit payable.

Effective March 10, 1995, the Company secured a $100,000 revolving line of credit with Norwest Bank, Minnesota N.A. This line of credit was secured by the Company's accounts receivable, inventories and substantially all assets of the Company. The note was also personally guaranteed by Robert H. Gilbertson, the Chairman of the Board of the Company. This line of credit accrued interest at 5% over the prime rate and interest was payable monthly. On June 28, 1996, this line of credit was renewed, and the due date was extended from May 31, 1996 to August 31, 1996. At September 30, 1996, there was $65,000 outstanding under this line of credit. In addition, on March 10, 1995, the Company entered into an agreement with Norwest Bank, Minnesota N.A. for a $9,700 equipment note. The note established principal payments due in 35 monthly installments of $269 from April 1, 1995 through February 1, 1998. Interest was payable monthly under this obligation at the prime rate, plus 1.5%. As more fully described in Note 9 ("Subsequent Events") to the attached unaudited financial statements, the Company repaid all amounts owed to Norwest on October 21, 1996, and Norwest released its security interest in the Company's assets.

On February 2, 1996, a director loaned the Company $150,000 pursuant to a 12% Promissory Note, with the principal due on September 30, 1996. Interest accrued at a rate of 12% per annum and is payable monthly. In connection with this loan, the Company issued the director five-year warrants to purchase 3,750 shares of Common Stock at an exercise price of $4.00 per share, and granted the director a security interest in the Company's assets. Also, in connection therewith, the Company's Chairman agreed to pledge his shares of the Company's Common Stock as collateral in the event the Company failed to pay the director on or before September 30, 1996. On July 3, 1996, the same director advanced the Company $6,000 under an unsecured promissory note, payable on demand, with interest at 12% per annum, which has subsequently been repaid. On September 16, 1996, the director resigned his position on the Company's Board. Prior to September 30, 1996, the Company had been in default on the $150,000 secured promissory note due to its failure to pay interest payments when due. The Company further defaulted on its obligation to repay the former director in full upon the September 30, 1996 due date of the promissory note. As more fully described in
Note 9 ("Subsequent Events") to the unaudited financial statements enclosed herewith, the Company repaid in full its $150,000 obligation to the former director.

On December 11, 1995, the Company closed on an unsecured debt financing with six accredited investors, including three then-current directors of the Company. The Company issued a total of $190,000 of twelve percent (12%) unsecured convertible subordinated promissory notes. Directors of the Company, including Robert H. Gilbertson, Ronald R. Runck and David B. Clinton, purchased $110,000 of such notes. Interest on the unpaid principal balance of the notes is 12% per annum until paid in full by the Company, or otherwise converted by the holder. The notes were due in full, on May 31, 1996. In addition, all investors were issued warrants to purchase, in the aggregate, 4,750 shares of Common Stock at a price of $4.00 per share during a period of five years from the date of issuance of the warrants. Of such warrants, directors of the Company received warrants to purchase a total of 2,750 shares of Common Stock as follows: Robert H. Gilbertson, warrants to purchase 875 shares; Ronald R. Runck, warrants to purchase 875 shares; and David B. Clinton, warrants to purchase 1,000 shares. Mr. Runck is no longer a director of the Company. As of September 30, 1996, such notes were in default under the terms of their May 31, 1996 maturity date, as well as the fact that the Company has defaulted on interest payments. As more fully described in Note 9 ("Subsequent Events") to the Company's unaudited financial statements, holders of convertible promissory notes converted $190,000 in principal from debt to common stock.

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

Although the Company has had limited success in its attempt to raise additional capital through a pending private offering of its Common Stock, (see Note 9 - "Subsequent Events"), completion of the full $1.5 million sought in the pending private equity offering has taken significantly longer than was anticipated. There is no assurance that the full $1.5 million can be secured on a timely basis, if at all, or that if additional capital is raised, it will be under terms that will be attractive to the Company. Furthermore, even if the Company is successful in raising additional capital in the near future, management believes that, in order to achieve aggressive market penetration objectives, it may be required to raise additional capital during 1997 or 1998.

Although the Company has established new customer relationships that it believes are strategically important in the long term, and has increased its level of sales experience significantly, no assurances can be given that the Company's sales results will be sufficient to enable the Company to achieve its financing requirements or to operate profitably.

ITEM 1.  LEGAL PROCEEDINGS.

On August 2, 1996, a creditor acting as plaintiff filed with the Fourth Judicial District, Hennepin County, Minnesota against the Company, as defendant, (i) a Notice of Motion and Motion for Confirmation of Arbitration Award; (ii) a Memorandum in Support of Motion for Confirmation of Arbitration Award; (iii) an Affidavit; (iv) an Order; and (v) an Affidavit of Service by Mail. The action against the Company is in connection with an Arbitration Award in the amount of $21,500.02 granted on July 19, 1996 in favor of Petersen, Tews and Squires, a Professional Corporation, who is former legal counsel for the Company. Subsequent to July 19, the creditor filed a judgment against the Company. The Arbitration arose due to the Company's dispute of the amount of billings for legal services provided by its former legal counsel. Prior to the Company's dispute, the amount claimed by the former legal counsel was $31,899.52. Therefore, the $21,500.02 Arbitration Award reduced the Company's obligation by $10,399.50. Subsequent to September 30, 1996, the Company paid $15,000 toward the remaining balance and agreed to issue 6,000 shares of Common Stock as full settlement with the creditor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits.

     Exhibit 27.  Financial Data Schedule (filed with electronic version only)

b)   Form 8-K

     For the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  NORTECH FOREST TECHNOLOGIES, INC.
                                  (the "Registrant" or "Company")




Dated: November 18, 1996          By:___________________________________________
                                     Thomas J. de Petra, Chief Executive
                                      Officer, Principal Executive Officer and
                                      Principal Financial and Accounting Officer