Form 10KSB40
period 1996-12-31
NORTECH FOREST TECHNOLOGIES INC
filed 1997-04-07
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the Fiscal Year ended: DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File No. 33-21842-C

                        NORTECH FOREST TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

              DELAWARE                                         06-1342912
    (State or Other Jurisdiction of                         I.R.S. Employer
    Incorporation or Organization)                       Identification Number)

                         7600 WEST 27TH STREET, NO. B-11
                         ST. LOUIS PARK, MINNESOTA 55426
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number: (612) 922-2520
Securities Registered Pursuant to Section 12(b) of the Act: NONE. Securities Registered Pursuant to Section 12(g) of the Act: NONE.

Check whether the Registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past
90 days.   Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year: $205,154

As of March 24, 1997, 1,602,401 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $3,163,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference pursuant to Rule 12b-23: Portions of the
Company's: Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one)  Yes ____   No __X__


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS:

GENERAL:

Nortech Forest Technologies, Inc. (the "Company" or "Nortech") manufactures and markets TREE GUARD(R) brand deer repellent, and is engaged in the development of products designed to protect plants, trees and landscaping from damage by animals and certain acts of nature. In addition to TREE GUARD, the Company sells a deer repellent to Voluntary Purchasing Groups (VPG) of Bonham, Texas, under a private label agreement. Under this agreement, the TREE GUARD formulation is sold in bulk tanker truck loads, for repackaging under the FERTI-LOME "This 1 Works" brand name owned by VPG.

The Company is currently in the preliminary stages of developing two new products that are each derived from the proprietary technology of TREE GUARD. Management believes such technology can serve as the foundation for additional products in the future.

At inception, the Company's founder recognized an increasing need for a product that would safely and efficiently prevent feeding deer from destroying millions of dollars of valuable plants, trees and landscaping. Market research showed that homeowners, tree and landscape producers, farmers, industry and government agencies all suffer economic losses due to feeding (deer browse), and the problem is aggravated by a deer population that has been growing rapidly.

The Company generated no revenue during the period from its inception through mid-1994, when initial research and development of TREE GUARD was completed. The Company had submitted an application for registration of TREE GUARD with the United States Environmental Protection Agency (EPA) during 1993 and had resubmitted its application in February 1995. In July 1994, the Company commenced limited sales of TREE GUARD under Special Local Needs Registrations
(SLNs). Individual states grant SLNs under EPA rules that allow them to grant provisional permits pending EPA registration. From July 1994 through January 1996, the Company conducted limited sales activity under SLN registrations in 13 states. On January 30, 1996, the EPA issued the Company federal registration number 66676-1 for TREE GUARD. Subsequently, all states except California, Hawaii and Alaska, and the District of Columbia have accepted the Company's federal registration of TREE GUARD; and sales are permitted in such states.

PRODUCT(S) AND TECHNOLOGY:

During the year ended December 31, 1996, TREE GUARD brand deer repellent (and substantially the same product sold under Ferti-lome's "This 1 Works" brand name) were the Company's only product offerings. TREE GUARD is an easy-to-use, pre-formulated liquid that, when sprayed on plant material, is effective in minimizing damage resulting from deer browsing. The active ingredient, denatonium benzoate (Bitrex(TM)), produces an extremely bitter, lingering taste that animals do not like. TREE GUARD is ready-to-use, user-friendly and, unlike most competitive products, requires no mixing. It provides effective adhesion to surfaces to which it is applied. For these reasons, TREE GUARD remains effective, even after rain, and requires less frequent application than many competitive products.

COMPETITIVE ADVANTAGES. The Company believes that competitive animal repellents share a common attribute--they generally don't provide a sufficient level of protection to satisfy customer expectations--or their effectiveness is diminished (or eliminated) after a single exposure to rain or snow. Also, products that compete with TREE GUARD tend to be less user-friendly. They are generally more difficult to use because they require mixing, or are unpleasant to work with because of foul odor. For these reasons, sales of competitive deer repellents have been primarily limited to low-volume purchases to homeowners for use on residential property.

The Company believes that several key attributes distinguish Nortech and TREE GUARD from the competition, including: (1) superior efficacy by combining the extremely bitter taste of Bitrex with an agent that allows deer to detect a TREE GUARD treatment; (2) a proprietary formula that resists wash off in rain or snow; (3) the convenience of a ready-to use formula that requires no mixing or preparation; (4) an active ingredient that is considered safe for plants, animals and the environment; and (5) a clear coat finish versus some competitors' chalky residue.

The Company believes that TREE GUARD's performance characteristics offer a significant competitive advantage. Because TREE GUARD demonstrates superior efficacy, the Company believes it can be successful in expanding beyond the consumer/residential market segment into more diverse, technology-demanding markets. These additional market segments represent markets with potentially high volume opportunities, and include: (1) commercial tree and shrub applicators; (2) the forestry industry; (3) tree producers; and, (4) government agencies.

CURRENT MARKET EMPHASIS. Throughout 1996, the Company's sales efforts with TREE GUARD have been primarily directed toward the consumer/residential and commercial market segments, including LESCO. Under its private label agreement with VPG, the FERTI-LOME "This 1 Works" brand deer repellent is being distributed to independent lawn and garden centers who are patron members of VPG. The Company's relationship with VPG commenced in July 1996, and the Company shipped the first tanker truck load to VPG during August 1996. The Company's Agreement with LESCO was effective as of August 1, 1996, and the Company made its first shipment to LESCO on September 3, 1996.

CHALLENGE OF CUSTOMER ACCEPTANCE. The market for deer repellents is distinguished by a high level of customer skepticism because, for many years, the majority of deer repellents have under-performed the expectations of customers. Although many deer repellents have been marketed using a variety of deterrent methods, most have either: (1) lacked sufficient deterrent effect; (2) been not been user-friendly; or (3) have not been durable enough to resist wash off from rain.

Accordingly, the Company has been required to overcome a variety of objections, based on customers' prior experience with products in the deer repellent category. Prior to hands-on experience with TREE GUARD, the large majority of prospective customers claim that "No deer repellents really work." As a result, the Company's sales efforts have been primarily directed toward achieving customer trial. Once customers have tried TREE GUARD, the Company's experience has been that they will follow with repeat purchases in larger quantities.

EXPANSION OF TREE GUARD LABEL. Early in 1997, the Company initiated the preliminary steps necessary to expand the TREE GUARD label to include protection from rabbits, as well as deer. Customer feedback and other non-scientific data indicates that the current TREE GUARD formula is an efficacious deterrent to rabbits. Accordingly, the Company will contract independent scientific tests, the results of which are expected during late spring 1997. The Company will submit these scientific findings to the EPA, with the objective of modifying the TREE GUARD label using the existing EPA registration number 66676-1.

NEW PRODUCTS UNDER CONSIDERATION. In addition, the Company is conducting informal tests of various ingredients for the development of a proposed product in the anti-transpirant category. Anti-transpirants are designed to reduce moisture loss in plants under stress, including "winter burn" or transplant shock. Such conditions result in brown foliage and overall plant degradation. Subject to the success of the Company's informal tests, further testing will follow prior to any attempt to commercialize such a product. The Company believes that its proposed anti-transpirant will not be regulated by the EPA. If the Company's efforts in this area are deemed successful, it anticipates a product launch during fall 1997.

The Company is also evaluating the feasibility of developing an alternate animal repellent utilizing all "natural" ingredients. Currently, this project is in the theoretical stage, and no testing activities have commenced. The Company believes that, as currently conceived, such a proposed product will not be regulated by the EPA.

COMPETITION

The animal repellent industry is extremely competitive, and the Company competes with many larger, more-established companies, most of which have significantly greater financial and other resources than the Company, and many have greater industry-specific experience.

The following partial list of competitive products includes some of the most popular brands that compete, directly, or indirectly, with TREE GUARD.

    DEER AWAY     HINDER       ROPEL      DETOUR     REPEL BYE DEER    BOBBEX
    XP-20         GET AWAY     SHOTGUN    REPEL      MILORGANITE       DEER OFF

No assurances can be given that the Company will be able to compete effectively in the animal repellent market, or that one of its competitors will not develop another type of product which would compete directly with the Company. The Company believes its TREE GUARD deer repellent offers many competitive advantages (see "Products and Technology").

MARKET SEGMENTS AND DISTRIBUTION CHANNELS:

Currently, the Company identifies its four primary market segments as follows:

INDEPENDENT GARDEN CENTERS. Approximately 20,000 independent garden centers currently serve residential customers throughout the United States. These retail outlets provide a variety of seasonal and non-seasonal products for "do-it-yourself" gardeners. They sell hundreds of products, including plants, seed, chemical and organic lawn and garden supplies (including fertilizers, weed killers, etc.); animal repellents and other products designed to limit the effect of pests; and tools and other equipment related to residential landscaping. Most independent garden centers emphasize a high level of service, qualified advice on the best products and techniques, and the highest quality plant material. Large garden centers often provide floral services and landscape design and construction services. Independent garden centers may also be called retail nurseries. Most customers of independent garden centers expect to pay somewhat higher prices than discount stores, in exchange for the know-how of the garden center personnel.

The Company's TREE GUARD is currently sold to selected distributors who sell to a variety of independent garden centers. At the present time, the independent garden market segment is the primary market for TREE GUARD. In addition, sales of Ferti-lome "This 1 Works" deer repellent are sold to independent lawn and garden centers through VPG distributors under the Company's private label agreement with VPG

COMMERCIAL CUSTOMERS. The commercial market primarily consists of service organizations who resell supplies under contract. These are largely comprised of landscape maintenance companies (or commercial applicators). Other commercial customers purchase equipment and supplies for use by their own staff, and may include institutional and commercial complexes, golf courses, cemeteries, schools and municipalities. Commercial customers can be characterized as highly knowledgeable and demanding of quality and performance in the products they use.

Although the Company has had limited exposure of its TREE GUARD within the commercial market segment, management believes there is a high probability of rapid growth within this segment. LESCO, Inc. is the Company's largest customer in the commercial market segment (see "LESCO, INC. AGREEMENT")

FORESTRY. The forestry segment is largely comprised of commercial tree producers, public and private reforestation and soil conservation agencies, federal, state and local governments, and producers of wood and paper products. Commercial nurseries sell to forestry customers.

Forestry customers purchase products like the Company's TREE GUARD from a variety of sources, including distributors and catalogs specializing in equipment and supplies for the forestry industry. TREE GUARD is currently available to forestry customers by catalog and through selected distributors who serve the forestry industry. Forestry professionals are generally well-versed in technology and demand the highest quality and performance in the products they use.

Because of the lengthy adoption cycle inherent with TREE GUARD and the need for customer trial, the Company believes the forestry market segment will take longer than other market segments to achieve broad acceptance of its TREE GUARD.

MASS MERCHANDISERS - DISCOUNT RETAILERS. During the past two decades, high-volume, national and mass merchandisers have expanded significantly throughout the country. Most are either regional or national chains. The largest mass merchandisers are discount department stores that sell everything from clothing housewares and pharmaceuticals to automotive products and services, electronics and even grocery items. Such stores often utilize the "store within a store" layout. Others are referred to as "superstores" and concentrate of specialty products and services, including electronics, home improvements, or pet supplies. There are many chains that operate in the farm and home category.

Most mass merchandisers operate lawn and garden centers with their stores and expand floor and shelf space during eight-week seasonal sales "windows" during both the spring and fall. Instead of emphasizing customer service, they generally promote low prices. These stores generally operate on low gross profit margins in exchange for very high volume. Accordingly, they demand high inventory turns, and manage their inventory on a "just-in-time basis."

Although mass merchandisers use their own distribution centers for stocking most inventories, they do not warehouse chemicals, including animal repellents. Accordingly, mass merchandisers will purchase these products from distributors who warehouse chemicals and drop ship to individual store locations on a just-in-time basis, or expect manufactures of these products to accomplish these tasks. In addition to their requirements of high inventory turn rates, low inventory levels, and just-in-time order fulfillment, mass merchandisers typically expect aggressive advertising and promotional programs from manufacturers, return privileges (or guaranteed sales) and extended payment terms. Also, they frequently require manufactures to purchase certain kinds of premium shelf space.

Currently, the Company's TREE GUARD is being tested in one 28-store regional discount farm and home chain, and is being supplied by an independent distributor. The Company intends to seek distribution of its products in additional mass merchandisers in the future. In this regard, the Company would prefer to conduct such sales through partnerships with independent distributors or other resellers who would help absorb inventory risks and accommodate just-in-time shipping. There is no assurance that the Company will be able to secure distributors to service this market segment. Further, if the Company is not successful in securing such distribution/partnership relationships, it will be subject to the risks associated with funding higher inventories. Currently, the Company is planning to re-label TREE GUARD with an alternate brand name prior to widespread attempts to develop distribution with mass merchandisers. In its decisions to formally expand this new channel of trade in the future, the Company will evaluate the relationship between potentially high volume sales and offsetting factors such as pricing pressures (and the resulting effect on gross profit margins) and the additional costs associated with carrying inventory, granting extended terms and other related factors.

As a result of these factors and the long sales cycle and seasonal nature of TREE GUARD, management believes that sales to mass merchandisers will account for an insignificant share of the Company's sales during 1997.

INTERNATIONAL MARKETS:

The Company believes that substantial international market opportunities exist for TREE GUARD and for other products that that the Company may develop in the future. In particular, management believes that Canada, Europe and selected areas of South America and Asia represent attractive potential markets for the Company.

The Company's present status with respect to international marketing and sales is as follows:

Canada: The Canadian forestry industry is a major worldwide source of wood and paper products. In July 1995, the Company submitted an application with Ag Canada (the equivalent of the US EPA) to register TREE GUARD for sale in Canada. There have been significant delays in connection with this Canadian registration, the reasons for which the Company believes relate primarily to administrative procedures, rather than any objections to TREE GUARD or its formulation. While the Company has had indications that its application for Canadian registration is far along in the approval process, there can be no assurance that the Company will ever be successful in obtaining Canadian registration of TREE GUARD.

Europe: In November 1996, the Company entered into a Technology License Agreement with Macfarlan Smith Ltd. This Agreement will pay a royalty of seven percent (7%) for 10 years on sales of TREE GUARD in certain European countries. No TREE GUARD sales have occurred under this agreement, nor can they commence until regulatory clearances are obtained. See "Macfarlan Smith Agreements."

South America and Asia: Forestry markets in certain parts of South America and Asia are expanding rapidly, as natural resources play a more important role in the development of the world economy. The Company intends to analyze these markets and, subject to the feasibility of establishing distribution or licensing rights in these areas, it intends to pursue distribution opportunities in the future.

SALES AND MARKETING:

SALES. Currently, the majority of the Company's sales activities are managed by one experienced sales professional who develops distribution sources and key account relationships. Due to the sales practices of the independent lawn and garden industry and, to a large degree, the commercial market segment, a considerable level of sales effort is performed by distributors and dealers. Therefore, the Company's sales efforts in these market segments largely involve training, including helping distributors and dealers understand the TREE GUARD product adoption cycle, identifying the most common customer objections (and providing the answers to those objections), and providing customer testimonials and test results.

The Company has a non-exclusive agreement with Reforestation Technologies, Inc.
(RTI) in connection with sales of TREE GUARD to the forestry industry. RTI, which maintains staff on the west coast and in Canada, has served in both a distributor and sales agent capacity, primarily in the forestry segment. Although the agreement with RTI expires in July 1997, the Company intends to evaluate the Nortech/RTI relationship in the future and will explore the potential for a future agreement. Although not routinely involved in sales, the Company's Chief Operating Officer has been the primary contact with RTI, and was primarily responsible for establishing and maintaining the Company's relationship with Macfarlan Smith (See "Macfarlan Smith Agreements"). Also, the Company's Chief Executive Officer maintains executive level relationships with primary customers.

CATALOG/MAIL ORDER SALES. TREE GUARD is currently listed in the dominant catalog being mailed to forestry professionals. Currently, TREE GUARD is being reviewed by several additional catalog marketers.

CO-OP ADVERTISING. The Company offers a co-op advertising allowance to qualifying distributors, based on a percentage of purchases.

BOOKING PROGRAMS AND SALES INCENTIVE PROGRAMS. The Company offers distributors special booking programs during the spring and fall which offer either extended terms or a discount on distributor invoice. This practice is customary in the industry.

In the future, the Company will most likely be required to add staff or retain outside manufacturers' representatives, or both, to support expanding sales activities. From time to time, the Company will engage the services of part-time telephone sales personnel to augment sales programs.

MARKETING. The Company's sales executive, Chief Executive Officer and Chief Operating Officer develop and coordinate marketing activities with an independent marketing consultant. The Company's 1997 marketing plan integrates the following activities (1) publicity; (2) trade advertising and limited consumer advertising; (3) direct mail to dealers, with supporting facsimile and telemarketing activities; and (4) a site on the worldwide web (www.nortechforest.com). The publicity, advertising and direct mail marketing components are directed toward consumers, independent garden centers, distributors and buyers in the commercial segment. The web site is primarily intended to support the needs of a more technical audience of forestry professionals, university extension service personnel, and government agency personnel, including state animal control officers, natural resources personnel, and soil conversation professionals.

TRADE SHOWS. The Company also attends trade shows and conventions that attract potential customers, distributors, and personnel who influence the industry.

VOLUNTARY PURCHASING GROUPS (VPG) AGREEMENT:

During 1996, the Company entered into a three-year sub-registration and repackaging agreement with VPG. Under this agreement, commonly referred to as a private label agreement, the Company manufactures and ships its deer repellent (substantially the same formulation as TREE GUARD) in bulk tanker truck load quantities to VPG. The agreement contains no minimum purchase provision.

LESCO AGREEMENT:

On August 1, 1996, the Company entered into a three-year commercial distribution agreement with LESCO, Inc. of Rocky River, Ohio. LESCO is the nation's largest manufacturer and marketer of supplies and equipment for the commercial segment of the green industry. LESCO sells directly to approximately 90,000 customers, operating approximately 200 service centers in 38 states and 67 LESCO Stores-on-Wheelssm in 36 states. The Company's agreement with LESCO provides limited exclusivity, and permits purchases of pre-packaged TREE GUARD or bulk purchases of product for repackaging under the TREE GUARD label. The Company shipped its first order to LESCO in September 1996.

Although the Company's sales activities with LESCO have been of limited duration, management believes that the relationship between LESCO and the Company is very promising.

MACFARLAN SMITH AGREEMENTS:

During November 1996, the Company entered into a Technology License Agreement, Trademark License Agreement and Supply Agreement with Macfarlan Smith Limited ("Macfarlan") of Edinburgh, Scotland. Each of these agreements is dated November 1, 1996. Macfarlan is the Company's supplier of denatonium benzoate, purchased under Macfarlan's "Bitrex" trademark.

TECHNOLOGY LICENSE AGREEMENT. The Technology License Agreement names Nortech as the "Licensor" and Macfarlan as "the "Licensee." The agreement grants to Macfarlan the exclusive right to use the Company's intellectual property rights in connection with TREE GUARD to manufacture, use, distribute and sell in a defined territory. The territory includes the European Union countries of western Europe, plus Norway, Finland, Switzerland, Poland, Slovakia, Romania, Albania, the Ukraine, Latvia, Lithuania, Estonia, the Czech Republic, the Russian Federation, Hungary, Bulgaria, Liechtenstein and Andorra. Macfarlan will pay a royalty of seven percent (7%) of net sales income. The term of the agreement is 10 years.

SUPPLY AGREEMENT. The Supply Agreement is for a term of five (5) years and covers the Company's supply of denatonium benzoate NF grade 99.5% minimum, as sold under Macfarlan's trademark "Bitrex" for the United States and Canada. Under the agreement, Macfarlan has become Nortech's exclusive supplier of denatonium benzoate. The agreement contains no minimum-purchase clause, but requires Nortech to make advance forecasts of purchase quantities.

TRADEMARK LICENSE AGREEMENT. The Trademark License Agreement is in the form of a schedule to the Supply Agreement referenced above, and grants from Macfarlan, the "licensor" to Nortech, the "licensee", the right to use the Bitrex trademarks, in connection with purchases of Bitrex under the Supply Agreement.

PATENT AND TRADE SECRETS

Nortech believes that the technology used in TREE GUARD is unique and provides a significant advantage over competitive products in the animal repellent marketplace. The Company took steps to protect this technology through patent protection of the basic TREE GUARD formulation (chemical and foliage coating techniques) and through agreement with MacFarlan Smith, the manufacturer of denatonium benzoate. Nortech filed a patent application in the U.S. and Canada on all potential commercial formulations of a nasty tasting substance such as denatonium benzoate coupled with a broad range of chemicals to bond to leaves and resist wash-off.

During February 1997, the Company's U.S. patent application was denied. Based on this denial, it is unlikely that the Company will continue to fund a similar patent application that has been pending in Canada. Although management was hopeful that a patent would be granted, it believes that other factors may, for a period of time, continue to provide meaningful protection from competition. For example, the Company holds various trade secrets related to the manufacturing process which it believes have a bearing on the efficacy and overall performance of TREE GUARD. Also, any use of a formula similar to TREE GUARD by a competitor in the future would require EPA registration and related costs and delays associated with such EPA registration that could be similar to, or higher than, the Company's cost of EPA registration.

With or without patent protection for the Company's TREE GUARD technology, there can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to the Company's know-how or that others may not be issued patents which may require licensing by the Company for the pursuit of its business.

MANUFACTURING AND WAREHOUSING:

During 1996, the Company engaged the services of Iowa-based Imperial Inc. ("Imperial") to formulate and package TREE GUARD, and to perform shipping, as well as limited warehousing and fulfillment services. Imperial is a high-volume formulator of chemicals for a variety of manufacturers. In connection its formulation, packaging and shipping services for the Company, Imperial also warehouses certain raw materials associated with TREE GUARD, which the Company purchases from outside suppliers and arranges for shipment to Imperial. Certain packaging components are taken from Imperial's inventory. Depending on the Company's need to stage orders, Imperial will maintain TREE GUARD inventory as either raw materials, work in progress, finished goods inventory or a combination thereof.

The Company commenced its relationship with Imperial during the summer of 1996, with the objectives of securing high-volume (truckload) capacity, reliable turnaround, and consistently high quality. These objectives have been achieved, and the Company contemplates that it may enter into a formal binding agreement with Imperial in the future.

Prior to engaging the services of Imperial, the Company performed product packaging activities in its warehouse adjacent to the Company's principal offices. In April 1994, the Company entered into a manufacturing and packaging agreement with Dyno Minnesota of Virginia, Minnesota ("Dyno"). Under this agreement, Dyno had exclusive worldwide manufacturing and packaging rights for TREE GUARD. Dyno formulated TREE GUARD and shipped it to the Company in 275 gallon mini-bulk containers for bottling by the Company. During January 1996, the Company requested written release from the manufacturing and packaging contract when Dyno was sold to Georgia-Pacific. Prior to, and in connection with the Company's request for release from this contract, the Company had submitted a termination notice to Dyno, under contract termination provisions. Late in 1996, the Company settled its account with Dyno. Although management of Georgia Pacific has verbally agreed to release the Company from the agreement, the Company has not received written verification from Dyno of such release.

FACILITIES:

The Company leases approximately 2,096 square feet of office space in a light industrial complex in suburban Minneapolis. The Company's current lease expires September 30, 1997, and is a one-year renewal of an initial lease that commenced January 1, 1994. Under the current lease, gross monthly rent is $1,950 plus utilities and a prorated portion of operating expenses and property taxes.

During September 1996 and in conjunction with renewing the initial lease, the Company reduced its square footage from 5,430 square feet to the current 2,096 sq. ft., and reduced its monthly base rent from $3,250 per month to its current monthly base rent of $1,950 per month. The warehouse space that the Company vacated was less costly than the office space that it maintained under the one-year renewal. The decrease in facilities was implemented because the Company was operating with fewer employees and its relationship with Imperial eliminated the need for warehouse space.

Management believes the Company's current facility, or a similar facility, can accommodate its needs, for the foreseeable future.

EMPLOYEES:

As of March 1997, the Company had four permanent, full-time employees and one part-time independent contractor. The full-time employees are engaged in activities primarily related to management and administration, research and development, marketing and sales. The part-time independent contractor serves as financial controller.

During May 1996, Robert H. Gilbertson, the Company's founder, Chairman of the Board and former Chief Executive Officer, retired. Mr. Gilbertson served as Chief Executive Officer from inception until EPA registration was granted on January 30, 1996.

SEASONALALITY:

Management believes that the Company will experience seasonal demand for its TREE GUARD deer repellent. Peak sales are most likely to occur just prior to customers' applications during the Spring and Fall. Other factors likely to influence seasonality are weather conditions in areas which freeze, the unique needs of commercial customers, and long lead-times in certain distribution channels.

The Company's product diversification plans are, in part, intended to reduce the impact of off-season sales on cash flows. There is no assurance that such product diversification plans, if successful, will have a meaningful effect on cash flows.

CORPORATE HISTORY

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

At the Company's 1995 Annual Meeting of Stockholders on June 21, 1995, stockholders approved, among other items, a proposal to change the corporate domicile of the Company from Colorado to Delaware. One result of this change in corporate domicile was that the Company's capital structure changed from no par value to $.01 par value per share on both common and preferred stock.

On June 11, 1993, the Company (then known as Emerald Eagle Corp.) acquired all of the issued and outstanding shares of NFP in exchange for 2,800,000 post-split shares of the Company's Common Stock. The Company was originally organized under the laws of Colorado in January 1986 under the name Service Finders, Inc. Company's name was changed to Emerald Eagle Corp. in September 1987 and its business was changed to that of a blank-check company seeking business opportunities. Immediately following the tax-free reorganization between the Company and NFP, approximately 77.8% of the Company's Common Stock was held by the former shareholders of NFP.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) MARKET INFORMATION.

The Company's Common Stock is traded in the over-the-counter market, is quoted in the "pink sheets" published by the National Quotation Bureau and is listed on the OTC Bulletin Board under the symbol "NRTC". The market for the Company's Common Stock must be characterized as a limited market due to the relatively low trading volume and the small number of brokerage firms trading in the Company's Common Stock and acting as market makers. No assurance can be given that the over-the-counter market for the Company's securities will continue or that the prices in such market will be maintained at their present levels.

The following table sets forth, for the periods indicated, certain information with respect to the high and low bid quotations Company's shares of Common Stock. The quotations reflect the effect of the 1-for-4 reverse split which was effective on May 24, 1996 represent interdealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                                      Bid
                                          -----------------------------
Quarter Ended                             High                   Low
-------------                             -----------------------------

March 31, 1995                           $14.00                   $8.00
June 30, 1995                            $ 8.50                   $2.50
September 30, 1995                       $ 4.00                   $2.50
December 31, 1995                        $ 3.50                   $2.66

March 31, 1996                              Not available through the
                                    National Association of Securities Dealers
June 30, 1996                            $2.875                   $2.00
September 30, 1996                       $2.625                   $1.00
December 31, 1996                        $2.50                    $ .75

On March 24, 1997, the high bid and low asked prices for the Company's shares as quoted on the OTC Bulletin Board were $3.125 and $3.50, respectively.

As of March 24, 1997, there were 1,602,401 shares of the Company's Common Stock issued and outstanding held by approximately 280 holders of record. This number does not include shares beneficially held of record by brokerage houses and clearing corporations on behalf of their customers.

The Company has not paid cash dividends with respect to its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

         (b) RECENT SALE OF UNREGISTERED STOCK.

During October 1996, the Company completed an initial closing on its pending private equity placement, receiving cash proceeds of $340,000 in exchange for 284,615 shares of Common Stock. In connection with this investment, the Company issued this investor a three-year warrant to purchase 100,000 shares of Common Stock at $1.30 per share.

Subsequent to December 31, 1996, the Company completed a second closing on its pending private equity placement, receiving cash proceeds of $200,000 in exchange for 125,000 shares of Common Stock. In connection with this investment, the Company issued the investor a three-year warrant to purchase 40,000 shares of Common Stock at $1.60 per share.

In connection with a 12% Promissory Note (principal amount $150,000) held by a former director, the Company issued five-year warrants to purchase 3,750 shares of Common Stock at an exercise price of $4.00 per share.

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

On December 11, 1995, directors/stockholders of the Company and outside investors were issued five-year warrants to acquire 13,000 shares of the Company's Common Stock at $1.00 per share in connection with unsecured debt financing.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:

The following discussion and analysis provides information that management of the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the accompanying audited financial statements and footnotes.

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause the Company's actual results to differ materially from current expectations are the following: business conditions and growth in the plant protection industry and the general economy; competitive factors such as rival manufacturers and sellers of plant and tree protection products and price pressures; availability of product component chemicals at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's audited financial statements for the year ended December 31, 1996, enclosed herein.

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

In February 1995, the Company filed an application with the EPA to secure federal registration for the sale and marketing of TREE GUARD on a national basis. This application followed an earlier, unsuccessful attempt to secure EPA registration, which commenced during 1993. On January 30, 1996, the Company was granted federal EPA registration number 66676-1. Although such registration has been granted for TREE GUARD, the Company must comply with all requirements of the EPA on an ongoing basis, including, but not limited to the registration of its EPA registration number with all state agencies throughout the United States. In the future, if the Company fails to comply with federal EPA regulations, it may be penalized, fined, or may have its EPA registration revoked. There can be no assurance that the Company will comply with such requirements or that the Company will not incur significant costs for failing to do so. To supplement the Company's EPA registration, the Company, in July 1995, submitted a similar application to secure registration for the sale and marketing of TREE GUARD in Canada. Such application was submitted to Ag Canada (the Canadian counterpart of the United States EPA). The Company had anticipated that Canadian registration would be granted during the first half of 1996, but no such registration has yet been granted. The Company believes it will be granted Canadian registration of TREE GUARD during 1997. However, there can be to assurance that such registration will be granted or if granted, will be within the period anticipated by the Company.

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

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Sales. Sales for the year ended December 31, 1996 were $205,154 compared to $112,333 reported in 1995. Although sales during 1996 reflect improved performance over 1995, the Company's progress in expanding sales was curtailed by inadequate working capital. In part, sales during 1996 were adversely impacted by insignificant historical sales activity, resulting in a small customer base. Further, the Company experienced delays with the EPA registration of TREE GUARD, resulting in a delay in successfully launching TREE GUARD into the Spring 1996 season. As a result, the Company's distribution of TREE GUARD remains limited primarily to the midwest, east coast and pacific northwestern states during 1996. Furthermore, the Company's relationships with Voluntary Purchasing Groups (VPG) and LESCO, Inc. did not result in product deliveries to those customers until the second half of 1996. Management is optimistic about sales in 1997 because the distribution relationships that the Company has been able to establish during the past year offer the potential for high volume in the future. Also, as more fully described in Part I, "DESCRIPTION OF BUSINESS, Market Segments and Distribution Channels - MASS MERCHANDISERS", the Company is developing an alternative label for its TREE GUARD deer repellent with the intent of expanding sales into mass merchandisers.

In May 1996, the Company reached agreements in principle with two key customers for the purchase of TREE GUARD. One such arrangement involves the bulk sale of the Company's deer repellent to Voluntary Purchasing Groups (VPG), a Texas-based cooperative, under the terms of a three-year sub-registration and private label agreement. VPG distributes the Company's product under the Ferti-lome brand labeled as "THIS 1 WORKS" DEER REPELLENT. Although VPG sells products to approximately 200 independent distributors who sell to 8,000 independent garden centers, the Company anticipates that full national expansion of sales of its deer repellent by VPG will occur gradually over the next one to two years. There can be no assurance that any such expansion will occur within a period of time acceptable to the Company, if at all.

Under a second purchase agreement, Nortech sells TREE GUARD to LESCO, Inc., the nation's largest supplier of supplies and equipment to commercial customers such as lawn care operators, landscape maintenance companies, and golf courses. During 1996, LESCO's distribution of TREE GUARD has been primarily limited to the northeastern United States.

The Company's primary efforts have been directed at expanding its base of distributors who sell to independent garden centers. To secure additional distributors, the Company is promoting the positive results that the most seasoned TREE GUARD distributors have experienced. Subsequent to December 31, 1996 and as a result of this effort, the Company has added two of the most prominent distributors that service garden centers in the eastern and mid-Atlantic states.

The degree to which sales can be expanded during 1997 will be largely subject to the Company's ability to raise additional capital and more specifically, to fund sales and marketing activities to further expand its customer base and sales volume. Although the Company is continuing its efforts to raise additional capital through the sale of private equity, it may be required to change its approach to fundraising activities. There can be no assurance that the Company will be able to raise any additional capital or that the acquisition of such capital will be on terms acceptable to the Company. Moreover, there can also be no assurance that the Company will be able to expand its customer base and sales volume if the Company's current capital needs are met. Also, see the risks associated with seasonality as more fully described in Part I, "DESCRIPTION OF BUSINESS, SeasonalitY."

Gross Profit and Gross Profit Margin. For the year ended December 31, 1996, gross profit was $121,313, or 59.1% of sales, compared to $59,000 or 52.5% of sales during 1995. The increase in gross profit, as a percentage of sales, was primarily due to increased efficiencies associated with higher manufacturing volume and the use of a new outside contract formulator. During the first two quarters of 1996 and prior to the time the Company began using a new outside contract formulator, the Company performed its formulation activities in-house. During 1996, 1996, the Company received a $42,116 concession from a primary supplier of raw materials. In the future, it is unlikely that the Company will receive similar concessions.

Operating Expenses. Total operating expenses declined 26% in 1996 to $436,123 from $591,774 reported in 1995. The decrease was primarily due to the Company operating with fewer employees during most of 1996, savings related to a reduction in facilities, and other factors. Increased expenditures related to sales and marketing during 1996 did not offset this reduction in total operating expenses.

Administrative expense was $249,277 in 1996 compared to $364,276 in 1995. The decrease was due, in part, to reclassifying a portion of salary expense to cost of sales and sales and marketing expense in 1996, rather than to administrative expense. Sales and marketing expense was $145,020 in 1996 compared to $103,957 in 1995. The increase was in response to the Company receiving its EPA registration during January 1996, and was necessary to support the increase in sales. Research and development expense was $41,826 in 1996 compared to $123,541 in 1995, and primarily reflects increased focus on sales and marketing of TREE GUARD during 1996. In addition, the Company received $150,000 from a technology license agreement.

Interest expense was $41,102 in 1996 compared to $11,317 in 1995. Increased interest expense was incurred during 1996 primarily from the use of a bank line of credit and certain promissory notes. Substantially all interest-bearing debt was repaid during 1996.

Net Loss. For the reasons discussed above, the Company incurred a net loss of $163,795, or $.13 per share, for the year ended December 31, 1996, compared to a net loss of $542,950, or $.51 per share, during 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Sales. Sales for the year ended December 31, 1995 increased nominally to $112,333 compared to $82,628 for the year ended December 31, 1994. Throughout the year, the Company continued to experience limited sales activity primarily resulting from: (i) a limited marketing area due to the Company not having been issued federal EPA registration for TREE GUARD; (ii) a loss of sales momentum, particularly during the second half of the year, as a result of an independent sales organization's unsuccessful efforts, contract abandonment, and eventual demise as the Company's exclusive sales representative; and (iii) limited financial resources and staff with which to execute a more aggressive sales strategy.

In January 1996, the Company hired a Director of Sales with approximately 20 years experience in consumer product sales and marketing.

Management anticipates that the Company will experience a substantial increase in sales during the year ended December 31, 1996. The degree to which sales can be expanded during 1996, if at all, will be largely subject to the Company's ability to fund sales and marketing activities to expand its customer and sales volume. The Company is attempting to raise additional capital through the sale of private equity.

Gross Profit and Gross Profit Margin. Gross profit for the year ended December 31, 1995 was $59,000, or 52.5% of sales compared to $43,426, or 52..6% of sales during 1994. Because management plans to utilize a different source of manufacturing during 1996, it is currently reviewing two additional sources of formulation of TREE GUARD, and anticipates that, during 1996, its cost of goods will be reduced if it selects either one of the two additional sources of manufacturing.

Administrative Expense. Administrative expense declined to $468,233 during the year ended December 31, 1995 compared to $484,597 during 1994. The decrease in administrative expense was primarily due to a voluntary reduction in salary by Robert H. Gilbertson, the Company's Chairman of the Board and former Chief Executive Officer. The decrease in administrative expense is also due, in part, to a change in recordkeeping that, during 1995, captured a portion of salary expense deemed chargeable to research and development, rather than administrative expense. Accordingly, administrative expense decreased, and research and development increased during 1995 compared to 1994.

Research and Development Expense. Research and development expense increased to $123,541 during the year ended December 31, 1995 from $73,377 during 1994. The increase in research and development expense during 1995 resulted primarily from a change in recordkeeping that, during 1995, captured a portion of salary expense deemed chargeable to research and development. During 1994, no recordkeeping system was in place to accurately charge such expenses to research and development.

Interest Expense. Interest expense was $11,317 during the year ended December 31, 1995 compared to no interest expense during 1994. Interest expense during 1995 was primarily attributable to the Company's use of its bank line of credit, as well as that fact that the Company received interest bearing loans from certain directors and stockholders.

Net Loss. For the reasons discussed above, the Company incurred a net loss of $542,950, or $.52 per share, for the year ended December 31, 1995, compared to a net loss of $510,062, or $.52 per share, during 1994.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had current assets of $76,455, current liabilities of $126,714, and negative working capital of $50,259, compared to current assets of $66,248, current liabilities of $427,106, and negative working capital of $360,858 on December 31, 1995. The reduction in negative working capital is primarily due to the repayment of all secured bank debt, repayment of a 12% secured promissory note in the amount of $150,000, and conversion of approximately $190,000 of 12% Convertible Subordinated Promissory Notes to Common Stock.

During October 1996, the Company completed an initial closing on its pending private equity placement, receiving cash proceeds of $340,000 in exchange for 284,615 shares of Common Stock. In connection with this investment, the Company issued this investor a three-year warrant to purchase 100,000 shares of Common Stock at $1.30 per share.

Subsequent to December 31, 1996, the Company completed a second closing on its pending private equity placement, receiving cash proceeds of $200,000 in exchange for 125,000 shares of Common Stock. In connection with this investment, the Company issued the investor a three-year warrant to purchase 40,000 shares of Common Stock at $1.60 per share. The Company's private placement, seeking to raise a total of $1,500,000, is continuing.

On February 2, 1996, a director loaned the Company $150,000 pursuant to a 12% Promissory Note, with the principal due on September 30, 1996. Interest accrued at a rate of 12% per annum and was payable monthly. In connection with this loan, the Company issued the director five-year warrants to purchase 3,750 shares of Common Stock at an exercise price of $4.00 per share, and granted the director a security interest in the Company's assets. Also, in connection therewith, the Company's Chairman agreed to pledge his shares of the Company's Common Stock as collateral in the event the Company failed to pay the director on or before September 30, 1996. On September 16, 1996, the director resigned his position on the Company's Board. Prior to September 30, 1996, the Company had been in default on the $150,000 secured promissory note due to its failure to pay interest payments when due. The Company further defaulted on its obligation to repay the former director in full upon the September 30, 1996 due date of the promissory note. During the fourth quarter of 1996, the Company repaid in full its $150,000 obligation to the former director.

Effective March 10, 1995, the Company secured a $100,000 revolving line of credit with Norwest Bank, Minnesota N.A. This line of credit was secured by substantially all assets of the Company. The note was also personally guaranteed by Robert H. Gilbertson, the Company's Chairman. This line of credit accrued interest at 1.5% over the prime rate and interest was payable monthly. On June 28, 1996, this line of credit was renewed and the interest rate was raised to 5% over the prime rate. The due date was extended from May 31, 1996 to August 31, 1996. Also, on March 10, 1995, the Company entered into an agreement with Norwest Bank, Minnesota N.A. for a $9,700 equipment note. The note established principal payments due in 35 monthly installments of $269 from April 1, 1995 through February 1, 1998. Interest was payable monthly under this obligation at the prime rate, plus 1.5%. During the fourth quarter of 1996, the Company repaid all amounts owed to Norwest on October 21, 1996, and Norwest released its security interest in the Company's assets.

On December 11, 1995, the Company closed on an unsecured debt financing with six accredited investors, including three then-current directors of the Company. The Company issued a total of $190,000 of twelve percent (12%) unsecured convertible subordinated promissory notes. Directors or former directors of the Company, including Robert H. Gilbertson, Ronald R. Runck and David B. Clinton, purchased $110,000 of such notes. Interest on the unpaid principal balance of the notes was 12% per annum until paid in full by the Company, or otherwise converted by the holder. The notes were due in full, on May 31, 1996. In addition, all investors were issued five-year warrants to purchase, in the aggregate, 4,750 shares of Common Stock at a price of $4.00 per share. Of such warrants, directors of the Company received warrants to purchase a total of 2,750 shares of Common Stock as follows: Robert H. Gilbertson, warrants to purchase 875 shares; Ronald R. Runck, warrants to purchase 875 shares; and David B. Clinton, warrants to purchase 1,000 shares. Mr. Clinton and Mr. Runck are no longer directors of the Company. As of September 30, 1996, such notes were in default under the terms of their May 31, 1996 maturity date, as well as the fact that the Company has defaulted on interest payments. During the fourth quarter of 1996 and the first quarter of 1997, holders of convertible promissory notes converted $190,000 in principal from debt to Common Stock at $1.30 per share.

On June 20, 1995, the Company issued a Notice of Redemption to redeem all outstanding warrants to acquire 326,000 pre-split shares of the Company's Common Stock. On August 4, 1995, the Company redeemed warrants to acquire 307,000 pre-split shares of Common Stock at a cost to the Company of $307 or $.001 per pre-split share. Prior to such redemption, five warrantholders elected to exercise their warrants to purchase 19,000 pre-split shares of the Company's Common Stock for gross proceeds to the Company of $14,250.

The Company has had limited success in its attempt to raise additional capital through a pending private offering of its Common Stock. To date, the Company has raised $540,000 toward completion of the full $1.5 million sought in the pending private offering of its Common Stock. There is no assurance that the full $1.5 million can be secured on a timely basis, if at all, or that if additional capital is raised, it will be under terms that will be attractive to the Company. Furthermore, even if the Company is successful in raising additional capital in the near future, management believes that, in order to achieve aggressive market penetration objectives, it may be required to raise additional capital during 1997 or 1998.

ITEM 7.  FINANCIAL STATEMENTS:

The Company's financial statements for the years ended December 31, 1996 and 1995 are included on pages F-1 through F-18.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL
         DISCLOSURE:

None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.:

The information required by Item 9 concerning the directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders under the caption "Election of Directors."

The information required by Item 9 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders under the caption "Compliance with Section 16(a) of the Exchange Act."

ITEM 10. EXECUTIVE COMPENSATION:

The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders under the caption "Principal Stockholders; Management Shareholdings."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS:

The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Certain Relationships, Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits.

The following Exhibits are included in this report: See "Exhibit Index" on page E-1 immediately following the Financial Statements of this Form 10-KSB.

         (b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the year ended December 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTECH FOREST TECHNOLOGIES, INC.
                                                            ("Company")


Dated: April 2, 1997                  /s/ Thomas J. de Petra
                                      ------------------------------------------
                                      Thomas J. de Petra, President and Chief
                                      Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

Each person whose signature appears below constitutes and appoints Thomas J. de Petra as his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent, each or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title                                                   Date
-------------------                                                   ----

/s/ Thomas J. de Petra
--------------------------------------------------              April 2, 1997
Thomas J. de Petra, President, Chief Executive
Officer and Director (Principal Executive Officer
and Principal Financial and Accounting Officer)

/s/ Robert H. Gilbertson
------------------------------                                  April 7, 1997
Robert H. Gilbertson, Chairman

/s/ Calvin E. Blanchard
--------------------------------------------                    April 7, 1997
Calvin E. Blanchard, Chief Operating Officer
and Director

/s/ Randy L. Hines
------------------------                                        April 7, 1997
Randy L. Hines, Director



                        NORTECH FOREST TECHNOLOGIES, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                        PAGE NUMBER IN SEQUENTIALLY
                                                                        NUMBERED FORM 10-KSB OR
ITEM NO.                 ITEM                                           INCORPORATION BY REFERENCE TO
--------                 ----                                           -----------------------------
 3.1                     Certificate of Incorporation of the            Exhibit 3.1 to the Company's Form
                         Company, as amended                            10-KSB for the fiscal year ended
                                                                        December 31, 1995

 3.2                     Bylaws of the Company, as amended              Exhibit 3-2 to the Company's Form
                                                                        10-KSB for the fiscal year ended
                                                                        December 31, 1993

10.1*                    1995-1996 Incentive Stock Option               Exhibit 10-1 to the Company's Form
                         Plan and form of Agreement                     10-KSB for the fiscal year ended
                                                                        December 31, 1995

10.2*                    1995-1996 Nonqualified Stock                   Exhibit 10-2 to the Company's Form
                         Option Plan and form of Agreement              10-KSB for the fiscal year ended
                                                                        December 31, 1995

10.3*                    Employment Agreement dated April               Exhibit 10.3 to the Company's Form
                         1, 1994 with Calvin E. Blanchard               10-KSB for the fiscal year ended
                                                                        December 31, 1995

10.4                     Toll Manufacturing and Packaging               Exhibit 10-3 to the Company's Form
                         Agreement with Dyno Polymers                   10-KSB for the fiscal year ended
                         Minnesota Incorporated dated April             December 31, 1994
                         5, 1994

10.5                     Promissory Note dated March 10,                Exhibit 10-6 to the Company's Form
                         1995 in the principal amount of                10-KSB for the fiscal year ended
                         $100,000 in favor of Norwest Bank              December 31, 1995
                         Minnesota, N.A. (repaid in 1996)

10.6                     Promissory Note dated March 10,                Exhibit 10-7 to the Company's Form
                         1995 in the principal amount of                10-KSB for the fiscal year ended
                         $9,700 in favor of Norwest Bank                December 31, 1995
                         Minnesota, N.A. (repaid in 1996)

10.7                     Promissory Note dated March 8,                 Exhibit 10-8 to the Company's Form
                         1995 in the principal amount of                10-KSB for the fiscal year ended
                         $72,000 in favor of Norwest Bank               December 31, 1995
                         Minnesota, N.A. (repaid in 1996)

10.8                     Personal Guaranty and Collateral               Exhibit 10-9 to the Company's Form
                         Pledge Agreement dated March 8,                10-KSB for the fiscal year ended
                         1996 between Norwest Bank                      December 31, 1995
                         Minnesota, N.A. and Robert H.
                         Gilbertson

10.9                     Guarantee Agreement dated March 8,                            ----
                         1996 between Norwest Bank
                         Minnesota, N.A. and Robert H.
                         Gilbertson, and related Installment
                         Promissory Note with principal of
                         $72,000 dated March 8, 1996 in
                         favor of Norwest Bank Minnesota,
                         N.A.

10.10                    Security Agreement dated June 28,                             ----
                         1996 between Nortech Forest
                         Technologies, Inc. and Norwest
                         Bank Minnesota, N.A. and related
                         Installment Promissory Note with
                         principal of $69,000 dated June 28,
                         1996 in favor of Norwest Bank
                         Minnesota, N.A.

10.11                    Repackaging Agreement dated July                               ----
                         3, 1996 with Voluntary Purchasing
                         Groups (VPG)

10.12**                  Distribution/Repackaging Agreement                             ----
                         dated August 1, 1996 with LESCO,
                         Inc.

10.13                    Technology Licensing Agreement                                 ----
                         dated November 1, 1996 with
                         Macfarlan Smith Ltd.

10.14**                  Supply Agreement dated November                                ----
                         1, 1996 with Macfarlan Smith Ltd.

10.15                    Investment Agreement dated October 9,                          ----
                         1996 with Richard Neslund

27                       Financial Data Schedule                                        ----
                         (filed with electronic version only)

----------------------------

*   Management agreement or compensatory plan or arrangement.
** Confidential Treatment has been requested on certain information pertaining to these exhibits



                        NORTECH FOREST TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 1


Financial Statements:

  Balance Sheets                                                             2

  Statements of Operations                                                   3

  Statements of Stockholders' Equity (Deficit)                               4

  Statements of Cash Flows                                                   5

  Notes to Financial Statements                                              6




                                  [LETTERHEAD]
                     STIRTZ BERNARDS BOYDEN SURDEL & LARTER


To The Board of Directors
NORTECH FOREST TECHNOLOGIES, INC.
Minneapolis, Minnesota


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Nortech Forest Technologies, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortech Forest Technologies, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Nortech Forest Technologies, Inc. will continue as a going concern. As discussed in Note 16 to the financial statements, the Company's accumulated deficit and lack of profitable operations raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Stirtz Bernards Boyden
                                                 Surdel & Larter, P.A.

Edina, Minnesota
February 27, 1997


                        NORTECH FOREST TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------

            ASSETS
            ------

Current assets:
   Cash                                             $    34,578     $    30,919
   Accounts receivable                                     --             3,104
   Inventories                                           36,949          25,725
   Prepaid expenses                                       4,928           6,500
                                                    -----------     -----------

            Total current assets                         76,455          66,248
                                                    -----------     -----------


Equipment                                                78,155         78,155
Less accumulated depreciation                           (37,750)       (23,513)
                                                    -----------     -----------
                                                         40,405          54,642
                                                    -----------     -----------


Organization costs, net of accumulated
   amortization of $587 in 1996 and $460
   in 1995                                                   41             168
Patent and trade secret costs, net of
   accumulated amortization of $-0- in
   1996 and $700 in 1995                                 38,409          48,358
Other assets                                              3,250           3,250
                                                    -----------     -----------
                                                         41,700          51,776
                                                    -----------     -----------


                                                    $   158,560     $   172,666
                                                    ===========     ===========



                                                            DECEMBER 31,
                                                    ---------------------------
                                                       1996             1995
                                                    -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)

Current liabilities:
   Line-of-credit                                   $      --       $    97,000
   Accounts payable:
      Trade                                              76,958         160,968
      Related party                                        --            14,001
   Notes payable:
      Related parties                                      --           106,000
      Other                                              30,000          25,000
   Current portion of long-term debt                       --             3,228
   Accrued expenses                                      19,756          20,909
                                                    -----------     -----------

            Total current liabilities                   126,714         427,106
                                                    -----------     -----------

Long-term debt                                             --             3,947
                                                    -----------     -----------

Stockholders' equity (deficit):
   Preferred stock; par value $.01 per share;
      500,000 shares authorized, none issued               --              --
   Common stock; par value $.01 per share;
      3,750,000 shares authorized; issued and
      outstanding, 1,602,401 shares at
      December 31, 1996 and 1,065,375
      shares at December 31, 1995                        16,024          10,654
   Paid-in capital                                    1,431,184         982,526
   Accumulated deficit                               (1,415,362)     (1,251,567)
                                                    -----------     -----------

            Total stockholders' equity (deficit)         31,846        (258,387)
                                                    -----------     -----------

                                                    $   158,560     $   172,666
                                                    ===========     ===========

                       See notes to Financial Statements.



                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                  1996                1995
                                             -------------         ----------

Sales                                        $   205,154          $   112,333

Cost of sales                                     83,841               53,333
                                             -----------          -----------

            Gross profit                         121,313               59,000
                                             -----------          -----------

Expenses:
   Administrative expenses                       249,277              364,276
   Sales and marketing                           145,020              103,957
   Research and development expenses              41,826              123,541
                                             -----------          -----------
                                                 436,123              591,774
                                             -----------          -----------

            Net loss from operations            (314,810)            (532,774)

Interest expense                                 (41,101)             (11,317)
Sale of license rights                           150,000                1,141
Other income                                      42,116                    -
                                             -----------          -----------

            Net loss                         $  (163,795)         $  (542,950)
                                             ===========          ===========



Net loss per common share                    $      (.13)         $      (.51)
                                             ===========          ===========

Weighted average number of
   common shares outstanding                   1,286,754            1,062,544
                                             ===========          ===========

                       See Notes to Financial Statements.



                        NORTECH FOREST TECHNOLOGIES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                         COMMON STOCK
                                                -----------------------------         PAID-IN         ACCUMULATED
                                                   SHARES            AMOUNT           CAPITAL           DEFICIT           TOTAL
                                                -----------       -----------       -----------       -----------      -----------
BALANCE, December 31, 1994                        1,057,500       $    10,575       $   943,662       $  (708,617)     $   245,620

   Sale of stock for cash                             3,125                31            24,969                 -           25,000

   Exercise of warrants for cash                      4,750                48            14,202                 -           14,250

   Redemption of outstanding warrants                     -                 -              (307)                -             (307)

   Net loss                                               -                 -                 -          (542,950)        (542,950)
                                                -----------       -----------       -----------       -----------      -----------

BALANCE, December 31, 1995                        1,065,375            10,654           982,526        (1,251,567)        (258,387)

   Issuance of stock to former warrant holders      123,334             1,233            (1,233)                -                -

   Debt conversion to equity                        123,077             1,231           158,769                 -          160,000

   Sale of stock for cash                           284,615             2,846           337,154                 -          340,000

   Offering costs                                         -                 -           (52,472)                -          (52,472)

   Issuance of stock in exchange for accounts
     payable                                          6,000                60             6,440                 -            6,500

   Net loss                                               -                 -                 -          (163,795)        (163,795)
                                                -----------       -----------       -----------       -----------      -----------

BALANCE, December 31, 1996                        1,602,401       $    16,024       $ 1,431,184       $(1,415,362)     $    31,846
                                                ===========       ===========       ===========       ===========      ===========

                        See Note to Financial Statements.



                         NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                        YEARS ENDED DECEMBER 31,
                                                        -----------------------
                                                          1996           1995
                                                        ---------     ---------

Cash flows from operating activities:
   Net loss                                             $(163,795)    $(542,950)
   Adjustments to reconcile net loss
      to net cash flows from operating activities:
        Depreciation                                       14,237        14,237
        Amortization                                          127           825
        Accounts receivable                                 3,104        (3,104)
        Inventories                                       (11,224)       30,345
        Accounts payable                                  (77,510)      126,550
        Accrued expenses                                   (1,153)       (1,064)
        Prepaid expenses                                    1,572         1,748
                                                        ---------     ---------
            Net cash flows from operating activities     (234,642)     (373,413)
                                                        ---------     ---------

Cash flows from investing activities:
   Purchase of long-term assets                              --          (5,314)
   Patent and trade secret costs                           (4,052)      (21,711)
   Receivable - related party                                --          16,295
                                                        ---------     ---------
            Net cash flows from investing activities       (4,052)      (10,730)
                                                        ---------     ---------

Cash flows from financing activities:
   Sale of stock/exercise of warrants for cash            340,000        39,250
   Warrant redemption                                        --            (307)
   Offering costs                                         (52,472)         --
   Line-of-credit                                         (97,000)       97,000
   Advances from related parties/others                   226,000       131,000
   Proceeds from long-term debt                              --           9,600
   Payments of long-term debt                            (174,175)       (2,425)
                                                        ---------     ---------
            Net cash flows from financing activities      242,353       274,118
                                                        ---------     ---------

            Net increase (decrease) in cash                 3,659      (110,025)

Cash, beginning of year                                    30,919       140,944
                                                        ---------     ---------

Cash, end of year                                       $  34,578     $  30,919
                                                        =========     =========

                       See notes to Financial Statements.



                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


1.      GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business

        Nortech Forest Technologies, Inc. (the Company), manufacturers and markets Tree Guard(R) brand deer repellent, and is engaged in the development of products designed to protect plants, trees and landscaping from damage by animals and certain acts of nature. In addition to Tree Guard, the Company sells a deer repellent to Voluntary Purchasing Groups (VPG) of Bonham, Texas, under a private label agreement. Under this agreement, the Tree Guard formulation is sold in bulk tanker truck loads, for repacking under the Ferti-lome "This 1 Works" brand name owned by VPG. The Company is currently in the preliminary stages of developing two new products that are each derived from the proprietary technology of Tree Guard. Management believes such technology can serve as the foundation for additional products in the future.

        On January 30, 1996, the Company received federal registration from the U.S. Environmental Protection Agency (EPA) for its product, Tree Guard. The issuance of such federal registration for Tree Guard by the EPA permits the Company to expand its sales efforts nationally. Although such federal registration has been granted for Tree Guard, the Company must comply with all requirements of the EPA on an ongoing basis. If the Company fails to comply with federal EPA regulations, it may be penalized, fined, or may have its EPA registration revoked. Prior to January 30, 1996, the Company had received approval under Special Local Needs (SLN) registrations to sell Tree Guard in 13 states. As a result, the Company was able to establish limited sales through a small group of distributors.

        Pervasiveness of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

        Merger

        Effective October 17, 1995, the Company merged the operations of its sole wholly-owned subsidiary, Nortech Forest Products, Inc., a Minnesota corporation, with and into Nortech Forest Technologies, Inc. This merger was effected to simplify record keeping and accounting matters.

        Reverse Stock Split

        On April 30, 1996, the Company's stockholders approved, among other proposals, a proposal to effect a one-for-four reverse stock split of the Company's issued and outstanding Common Stock and an amendment to the Company's Certificate of Incorporation to reduce the post-split authorized shares of Common Stock from 15,000,000 to 3,750,000 and the Preferred Stock from 2,000,000 to 500,000. The effective date of the one-for-four reverse split of the Company's Common Stock was May 24, 1996, which is reflected in the audited financial statements.

        Stock-Based Compensation

        In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (see Note 8). Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied (see
        Note 8).

        Advertising

        The Company expenses advertising costs as incurred. Advertising costs charged to operations were $11,958 in 1996 and $19,721 in 1995.

        Inventories

        Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

        Equipment

        Equipment is stated at cost. Depreciation is provided for on a straight-line basis over the assets' estimated useful lives of five years. Depreciation expense was $14,237 in 1996 and 1995.

        Patent and Trade Secret Costs

        The costs associated with the patent application process were capitalized with the intent of amortizing them on a straight-line basis over the life of the patent, once the patent was obtained. Subsequent to year end, the Company received notification that it's patent application was denied. These costs associated with the patent application will be written off during the first quarter of 1997. The proprietary rights have been capitalized and were being amortized on a straight-line basis over a 10 year life; the rights were written off during 1996, and the related gain was recorded as income.

        Organization Costs

        Organization costs are being amortized on a straight-line basis over a 60-month period.

        Net Loss Per Common Share

        Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Fully diluted and primary earnings per common share are the same amounts for each of the periods presented. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

        Income Taxes

        The Company has implemented Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".


2.     INVENTORIES

       Inventories at December 31 consisted of the following:

                                        1996                 1995
                                    -----------           ----------

        Raw materials               $    32,178           $   18,670
        Finished goods                    4,771                7,055
                                    -----------           ----------

                                    $    36,949           $   25.725
                                    ===========           ==========


3.      LINE-OF-CREDIT

        Effective March 10, 1995, the Company secured a $100,000 revolving line-of-credit with Norwest Bank. This line-of-credit was secured by the Company's accounts receivable, inventories and, substantially all assets of the Company. The line-of-credit was also personally guaranteed by the chairman of the Company. This line-of-credit accrued interest at 5% over the prime rate and interest was payable monthly. The Company repaid the entire balance of its obligations to Norwest Bank under this line of credit on October 21, 1996, and Norwest released its security interest in the Company's assets.


4.      NOTES PAYABLE AND LONG-TERM DEBT

        Notes payable consisted of the following:

                                                                     1996              1995
                                                                    --------         --------
        12% unsecured convertible subordinated notes
         payable issued to stockholders/directors                   $      -         $106,000

        12% unsecured convertible subordinated notes
         payable issued to outside investors                          30,000           25,000
                                                                    --------         --------

                                                                    $ 30,000         $131,000
                                                                    ========         ========

        Long-term debt consisted of the following:

                                                                       1996           1995
                                                                    --------         --------

        Note payable to bank, in monthly installments
          of $269, plus interest at 1.5% over the prime
          lending rate through February 1, 1998,
          secured by equipment                                      $      -         $  7,175
        Less current portion                                               -           (3,228)
                                                                    --------         --------

                                                                    $      -         $  3,947
                                                                    ========         ========

        The Company repaid the entire balance of its obligation under this equipment note to Norwest Bank on October 21, 1996.


5.      INCOME TAXES

        At December 31, 1996, the Company has operating loss carryforwards for tax purposes of approximately $1,394,200 which expire through 2011. In addition, for tax purposes, the Company has elected to defer and amortize in future periods certain patent costs amounting to approximately $38,400 at December 31, 1996. The Company has fully reserved the tax benefit of the operating loss carryforwards and the temporary difference related to deferred costs, amounting to approximately $557,700, because the likelihood of realization of the benefit cannot be established.

        The Internal Revenue Code contains provisions which may limit the operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.


6.      RELATED PARTY TRANSACTIONS

        Effective June 30, 1995, the Company acquired from Nordic National Group ("Nordic") all of the assets and proprietary rights with respect to three product formulas and product lines for $14,001. Nordic is controlled by the Chairman of the Company. As of December 31, 1996, the Company sold back the proprietary rights to Nordic National for the original purchase price.

        During October, 1996, holders of convertible promissory notes converted $160,000 of the debt to common stock at a conversion price of $1.30 per share, including $100,000 owed to stockholders and directors of the Company.


7.      LEASE

        Effective January 1, 1994, the Company entered into a non-cancelable lease agreement for office space at $3,250 per month through September 30, 1996. The current lease expires September 30, 1997, and is a one-year renewal of the initial lease that commenced January 1, 1994. Under the current lease, gross monthly rent is $1,950 plus utilities and a prorated portion of operating expenses and property taxes. Rent expense was $35,100 in 1996 and $39,000 in 1995.


8.      EQUITY

        Stock Options and Warrants

        On June 20, 1995, the Company issued a Notice of Redemption to redeem all outstanding warrants to acquire 326,000 shares of the Company's common stock. On August 4, 1995, the Company redeemed warrants to acquire 307,000 shares of common stock at a cost to the Company of $307 or $.001 per share. Prior to such redemption, five warrant holders elected to exercise their warrants to purchase 19,000 shares of the Company's common stock for gross proceeds to the Company of $14,250.

        On December 11, 1995, directors/stockholders of the Company and outside investors were issued five-year warrants to acquire 13,000 shares at a price of $1 per share of the Company's common stock in connection with the unsecured debt financing.

        During 1996, an outside investor was issued three-year warrants to acquire 100,000 shares at a price of $1.30 per share of the Company's common stock in connection with the initial closing on the Company's $1.5 million pending private placement. In addition, a director/stockholder was issued five-year warrants to acquire 3,750 shares of common stock at an exercise price of $4.00 per share in connection with the unsecured debt financing in Note 6.

        During 1996, the Company issued options to outside directors to purchase 7,500 shares of common stock at $4 per share, through the year 2006, all of which are currently exercisable. In addition, the Company issued options to directors/employees of the Company to purchase 88,750 shares of common stock at $1.60 per share, through the year 2006, of which 44,375 are currently exercisable.

        Following is a summary of transactions:

                                                         Options                           Warrants
                                            -------------------------------     ------------------------------
                                                 1996              1995             1996              1995
                                            --------------    -------------     -------------    -------------

           Outstanding, beginning
             of year                                    -                 -             3,250           81,500
           Issued during the year                  96,250                 -           103,750            3,250
           Redeemed during the year                     -                 -                 -          (76,750)
           Exercised during the year                    -                 -                 -           (4,750)
                                            --------------    -------------     -------------    -------------

              Outstanding, end of year              96,250                -           107,000            3,250
                                            ==============    =============     =============    =============

        Stock Option Plan

        The Company's stock option plan authorizes the granting of options to its qualified and unqualified employees, investors, and outside directors for up to 100,000 shares of common stock. Under the plan, the exercise price of each option equals the market price of the Company's stock on the grant date, and an option's maximum term is ten years. Options are granted on January 1 and vest at the end of the third year. The fair value of each option is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%, volatility rate of 9%, risk free interest rate of 8%, and expected lives of 10 years for the options.

        A summary of the status of the Company's stock option plan as of December 31, 1996, and the changes during the year ending December 31, 1996 is as follows:

                                                             Weighted-Average
          Fixed Options                          Shares       Exercise Price
          -------------                          ------      ----------------

          January 1, 1996                             -        $       -
          Granted                                96,250             1.79
          Exercised                                   -                -
          Forfeited                                   -                -
                                                 ------            -----
          December 31, 1996                      96,250             1.79
                                                 ------            -----

          Exercisable at December 31, 1996       51.875
          Weighted-average fair value of
            options granted during the year  $    1.79


The following table summarizes information about fixed options outstanding at December 31, 1996:

                                              Outstanding Options                             Exercisable Options
                            -----------------------------------------------------    ---------------------------------
         Range of            Number of     Weighted-Average      Weighted-Average       Number        Weighted-Average
         Exercise           Outstanding       Remaining             Exercise          Exercisable         Exercise
          Prices            at 12/31/96    Contractual Life          Price            at 12/31/96          Price
         --------           -----------    -----------------     ----------------     -----------     ----------------

     $ 1.60 to 4.00              96,250         9.5                    1.79                44,375          1.95
                           ============                                               ===========

        The Company applies APB Opinion 25 in accounting for its fixed stock compensation plan. Accordingly, no compensation cost has been recognized for the fixed plan in 1996 or 1995. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been increased as follows:

                                                   1996
                                                   ----

               Net loss
              -----------
              As reported                      $   (163,795)
                                               ============

              Pro forma                        $   (241,007)
                                               ============

       Primary earnings per share
       --------------------------
              As reported                      $       (.13)
                                               ============

              Pro forma                        $       (.19)
                                               ============


9.      MANUFACTURING AND PACKAGING AGREEMENT

        On April 5, 1994, the Company entered into a manufacturing and packaging agreement with Dyno Polymer, Inc. (Dyno). The agreement had an initial five-year term with provisions for annual renewals. Under the agreement, Dyno had exclusive manufacturing and packaging rights for the geographical area covering the United States, Canada and Mexico. During January 1996, the Company requested release from the manufacturing and packaging agreement when Dyno was sold to Georgia-Pacific. Management of Georgia-Pacific has verbally agreed to release the Company from the agreement. The Company is currently using the services of Imperial, inc. to formulate and package Tree Guard, and to perform shipping and limited warehousing and fulfillment services.


10.     MANAGEMENT AGREEMENT

        During 1996, an agreement was signed with Red Oak Management which requires the payment of commissions in the amount of 10% of any funds collected by Nortech, through a private placement, plus expenses.


11.     MACFARLAN SMITH AGREEMENTS

        European License Agreements

        During November, 1996, the Company completed negotiations with a U. K. based entity, Macfarlan Smith Limited (Macfarlan) in connection with the grant of a ten-year distribution and manufacturing license agreement for the Company's Tree Guard product in Europe. Terms of the agreement include a lump-sum payment of $150,000 that has been paid to the Company, as well as a 7% royalty on European sales of the Tree Guard product. Because sales of Tree Guard in Europe cannot commence until the appropriate regulatory approvals have been obtained, the Company does not anticipate royalty revenue from this agreement for several years.

        Supply Agreement

        In connection with the license agreement, a supply agreement was also entered into between the Company and Macfarlan. The agreement is for a term of five years and covers the Company's supply of denotonium benzoate, as sold under Macfarlan's trademark "Bitrex" for the United States and Canada. Under this agreement, Macfarlan has become the Company's exclusive supplier of denotonium benzoate. The agreement also grants from Macfarlan to the Company, the right to use the "Bitrex" trademarks in connection with purchases of "Bitrex" under the Supply Agreement. The agreement contains no minimum purchase provision.


12.     DISTRIBUTION AND REPACKAGING AGREEMENT

        During 1996, the Company entered into a three-year commercial distribution agreement with LESCO, Inc., a manufacturer and marketer of supplies and equipment for the commercial segment of the green industry.

        The Company also entered into a three-year sub-registration and repackaging agreement with Voluntary Purchasing Groups (VPG). The agreement contains no minimum purchase provision.


13.     FEDERAL REGISTRATION

        During 1996, the Company received federal registration from the U.S. Environmental Protection Agency (EPA) for its product, Tree Guard. The issuance of such federal registration for Tree Guard by the EPA permits the Company to expand its sales efforts nationally. Although such federal registration has been granted for Tree Guard, the Company must comply with all requirements of the EPA on an ongoing basis. If the Company fails to comply with federal EPA regulations, it may be penalized, fined, or may have its EPA registration revoked.


14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995, and the methods and assumptions used to estimate such fair values, are as follows:

        Cash and Accounts Receivable

        The Fair values of cash and accounts receivable approximate the carrying amounts because of the short maturity of those financial instruments.

        Notes Payable

        The fair values of the notes payable approximate the carrying amounts, as the variable interest rates on these notes approximate the current interest rates.


15.     SEASONAL NATURE OF SALES

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


16.     GOING CONCERN

        The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses of $163,795 in 1996 and $542,950 in 1995 and has incurred losses since inception of $1,394,200.

        The continuation of the Company as a going concern is dependent upon a variety of factors including, but not limited to, increasing sales, obtaining profitable operations and raising significant short and long-term working capital. Management intends to continue to pursue various short and long-term financing arrangements, and the procuring of working capital through the private or public placement of the Company's debt or equity securities. No assurance can be given, however, that any such funds will be available to the Company when needed or will be available on terms and conditions favorable or acceptable to the Company. The financial statements do not include any adjustments related to the recoverability or reclassification of assets or the amounts of liabilities that might result should the Company be unable to continue as a going concern.


17.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                       1996             1995
                                                     --------         --------

Cash payments for interest                           $ 42,259         $ 10,160
                                                     ========         ========

Non-cash investing and financing activities:

  Conversion  of 12%  unsecured  convertible
   subordinated  promissory  notes to equity         $160,000         $      -
                                                     ========         ========

  Issuance of stock in exchange for services         $  6,500         $      -
                                                     ========         ========

  Write-off of trade secret costs                    $ 14,001         $      -
                                                     ========         ========


18.     SUBSEQUENT EVENTS

        During January, 1997, the Company completed a second closing on its pending private equity placement, receiving cash proceeds of $200,000 in exchange for 125,000 shares of its common stock.

        During January and February, 1997, holders of convertible promissory notes converted a total of $30,000 in principal from debt to common stock at a conversion price of $1.30 per share.

       Subsequent to year end, warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share and 40,000 shares at an exercise price of $1.60 per share were issued.