Form 10QSB
period 1997-03-31
NORTECH FOREST TECHNOLOGIES INC
filed 1997-05-15
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1997

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



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past
90 days. Yes _X_    No____

As of March 31, 1997, the Registrant had approximately 1,654,130 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes___ No _X_ .

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Nortech Forest Technologies, Inc., a Delaware corporation (the "Company") files herewith balance sheets as of December 31, 1996 and March 31, 1997 and the related statements of operations and cash flows for the three months ended March 31, 1997 and 1996, respectively. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Company for the interim period presented. The unaudited financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1996.

At the Company's 1996 Annual Meeting of Stockholders held on April 30, 1996, the Company's stockholders approved, among other proposals, a proposal to effect a one-for-four reverse stock split of the Company's issued and outstanding Common Stock and an amendment to the Company's Certificate of Incorporation to reduce the post-split authorized shares of Common Stock from 15,000,000 to 3,750,000 and the Preferred Stock from 2,000,000 to 500,000. The effective date of the one-for-four reverse split of the Company's Common Stock was May 24, 1996, and the unaudited financial statements enclosed herewith reflect adjustment for the number of shares of outstanding Common Stock.

                        NORTECH FOREST TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                    March 31,       December 31,
                                                      1997            1996 (1)
                                                   ---------         ---------
                                                  (Unaudited)
ASSETS

Current assets:
   Cash                                            $  50,519         $  34,578
   Accounts receivable                                10,815               -
   Inventories
      Finished goods                                   4,246             4,771
      Raw materials                                   29,807            32,178
   Prepaid expenses                                   30,485             4,928
                                                   ---------         ---------
         Total current assets                        125,872            76,455
                                                   ---------         ---------


Long-term assets:
   Equipment                                          65,358            78,155
   Accumulated depreciation                          (32,481)          (37,750)
                                                   ---------         ---------

                                                      32,877            40,405
                                                   ---------         ---------
Other assets:
   Organizational costs, net of accumulated
     amortization of $617 and $587 during
     1997 and 1996, respectively                          10                41
   Patent costs (4)                                      -0-            38,409
   Other assets                                        3,250             3,250
                                                   ---------         ---------
                                                       3,260            41,700
                                                   ---------         ---------
                                                   $ 162,009         $ 158,560
                                                   =========         =========

(1)      See Note 1 to the financial statements.
(4)      See Note 4 to the financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS

                                                       March 31,    December 31,
                                                         1997          1996
                                                     -----------    -----------
                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
    Accounts payable - trade                         $    36,581    $    76,958
    Note payable - other                                     -0-         30,000
    Accrued expenses                                       9,716         19,756
                                                     -----------    -----------
        Total current liabilities                         46,297        126,714
                                                     -----------    -----------






Stockholders' equity:
    Preferred Stock, par value $.01 per share;
      500,000 shares authorized, none issued                 -              -
    Common Stock, par value $.01 per share;
      3,750,000 shares authorized; issued and
      outstanding, 1,654,130 shares at March
      31, 1997 and 1,509,900 shares at December
      31, 1996                                            16,541         15,099
    Paid in capital                                    1,672,572      1,432,109
    Accumulated deficit                               (1,573,401)    (1,415,362)
                                                     -----------    -----------
        Total stockholders' equity                       115,712         31,846
                                                     -----------    -----------
                                                     $   162,009    $   158,560
                                                     ===========    ===========

                        SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three months ended March 31,
                                             1997            1996
                                         -----------      -----------

Sales                                    $    53,551      $    34,283

Cost of sales                                 24,150           13,086
                                         -----------      -----------

      Gross profit                            29,401           21,197
                                         -----------      -----------

Operating expenses:
   Administrative                             69,722           67,317
   Sales and marketing                        63,229           36,318
   Research and development                   10,209           21,876
                                         -----------      -----------
                                             143,160          125,511
                                         -----------      -----------

      Net loss on operations                (113,759)        (104,314)

Other income and expense
Interest expense                                (320)          (8,198)
      Write-off of patent costs (4)          (38,409)             -
      Loss on disposal of equipment           (5,551)             -
                                         -----------      -----------

      Net loss                           $  (158,039)     $  (112,512)
                                         ===========      ===========

Net loss per common share                $      (.10)     $      (.11)
                                         ===========      ===========

Weighted average number of shares of
   common stock                            1,614,167        1,065,375
                                         ===========      ===========

(4) See Note 4 to the financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                    Three months ended March 31,
                                                         1997           1996
                                                      ---------      ---------
Cash flows from operating activities:
    Net loss (4)                                      $(158,039)     $(112,512)
    Adjustments to reconcile net loss to
      net cash flows from operating activities
       Amortization                                          31            207
       Depreciation (4)                                   3,306          3,559
         Accounts receivable                            (10,815)       (18,272)
         Inventories                                      2,896
       Options and warrants for services                  9,375            -
       Write-off of patent costs                         38,409            -
       Loss on disposal of equipment                      5,551            -
    Accounts payable                                    (40,377)       (16,697)
    Accrued expenses                                    (10,040)        (3,405)
       Other                                              2,568         (4,848)
                                                      ---------      ---------
            Net cash flows from operating activities   (157,135)      (156,098)
                                                      ---------      ---------

Cash flows from investing activities:
    Purchase of long-term assets                         (1,329)          (460)
    Patent costs (4)                                        -0-           (107)
                                                      ---------      ---------
    Net cash flows from investing activities             (1,329)          (567)
                                                      ---------      ---------

Cash flows from financing activities:
    Bank line-of-credit                                     -0-        (25,000)
    Sale of stock for cash - net of expenses            179,405            -0-
    Payment of long-term debt                               -0-           (809)
    Note payable - related party                            -0-        185,000
    Note payable - other                                 (5,000)        25,000
                                                      ---------      ---------
            Net cash flows from financing activities    174,405        184,191
                                                                     ---------

            Net increase (decrease) in cash              15,941         27,526

Cash, beginning of period                                34,577         30,919
                                                      ---------      ---------

Cash, end of period                                   $  50,518      $  58,445
                                                      =========      =========

   (4) See Note 4 to financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)

1.   CONDENSED FINANCIAL STATEMENTS
     The financial statements included herein have been prepared by Nortech Forest Technologies, Inc., a Delaware corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. Nortech Forest Technologies, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited financial statements be read in conjunction with the December 31, 1996 audited financial statements and the accompanying notes thereto. Although audited, the balance sheet at December 31, 1996 does not include the information and notes required by generally accepted accounting principles for complete financial statements. Although management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that may be accomplished by Nortech Forest Technologies, Inc. later in the year.

     Management of Nortech Forest Technologies, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

2.   REVERSE SPLIT

     At the Company's 1996 Annual Meeting of Stockholders held on April 30, 1996, the Company's stockholders approved, among other proposals, a proposal to effect a one-for-four reverse stock split of the Company's issued and outstanding Common Stock and an amendment to the Company's Certificate of Incorporation to reduce the post-split authorized shares of Common Stock from 15,000,000 to 3,750,000 and the Preferred Stock from 2,000,000 shares to 500,000 shares. The effective date of the one-for-four reverse split May 24, 1996, and the unaudited financial statements enclosed herewith reflect said adjustment for the number of shares of outstanding Common Stock.

3.   EQUITY
     In the quarter ended March 31, 1997, the Company sold an investor 125,000 shares of Common Stock at $1.60 per share for $200,000 in cash proceeds. In connection with the sale of Common Stock, the Company issued the investor a three-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $1.60 per share. The Company also issued a two-year warrant for 50,000 shares of Common Stock at $1.00 per share for services.

4.   WRITE OFF OF ASSETS - PATENT COSTS AND OBSOLETE EQUIPMENT
     In the quarter ended March 31, 1997, the Company wrote off $38,409 in other assets related to the cost of its patent application and $5,551 in other assets related to obsolete computer software. These amounts were charged to other income and expense.

5.   SUBSEQUENT EVENT
     Subsequent to March 31, 1997, the Company sold an investor 93,750 shares of Common Stock at $1.60 per share for $150,000 in cash proceeds. In connection with the sale of Common Stock, the Company issued the investor a three-year warrant to purchase 30,000 shares of Common Stock at an exercise price of $1.60 per share. Also, in connection with a two-year employment agreement with the investor to serve as Chief Executive Officer, the Company granted a ten-year option to purchase 75,000 shares of Common Stock at $1.50 per share. 25,000 shares of said stock option become vested on each of April 15, 1998, 1999 and 2000. In addition, , the Company granted its Chief Operating Officer a ten-year option to purchase 75,000 shares of Common Stock under the same terms as described for the aforementioned 75,000 stock option.

6.   SEASONAL NATURE OF SALES
     Although the Company has insignificant sales history, management believes that, under normal circumstances, the Company will experience seasonal demand for its products. The Company believes that peak sales are most likely to occur just prior to customers' applications of TREE GUARD during the spring and fall. Other seasonal factors are weather conditions in areas which freeze, and the buying patterns of certain distribution channels. Accordingly, results for the first quarter ended March 31, 1997 are consistent with management's expectations and historical results.

7.   GOING CONCERN
     As stated in Note 16 of the Company`s audited financial statements for the year ended December 31, 1996, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses and $542,950 in 1995 and $510,062 in 1994. As of March 31, 1997, the Company has accumulated losses of $1,573,401.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause the Company's actual results to differ materially from current expectations are the following: business conditions and growth in the plant protection industry and the general economy; competitive factors such as rival manufacturers and sellers of plant and tree protection products and price pressures; availability of product component chemicals at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

GENERAL

The Company manufactures and markets TREE GUARD(R), a proprietary, ready-to-use product that the Company developed to deter deer, rabbits, and other forest animals and wildlife from browsing and destroying value-added trees, shrubs and other landscape and forest resources. The Company manufactures substantially the same product as TREE GUARD, which is packaged and sold under the Ferti-lome brand labeled as "THIS 1 WORKS" DEER REPELLENT. Both TREE GUARD and THIS 1 WORKS are registered by the U.S. Environmental Protection Agency (EPA) under registration number 66676-1 issued to the Company on January 30, 1996.

RESULTS OF OPERATIONS

Sales:
Sales for the first quarter ended March 31, 1997 were $53,551 compared to $34,283 for the first quarter last year. Although sales during the first quarter reflect improved performance compared to the same period last year, the Company's progress in expanding sales was curtailed by inadequate working capital. As a result, the Company's distribution of TREE GUARD remains limited primarily to the midwest, east coast and pacific northwestern states.

Although the Company has expanded its distribution significantly during the last several quarters, the degree to which sales can be expanded during 1997 and beyond will be largely subject to the Company's ability to raise additional capital to fund sales and marketing activities. (see Liquidity and Capital Resources).

During April 1997, the Company appointed Samuel D. Garst as Chief Executive Officer and elected him to the Board of Directors. Mr. Garst will concentrate his primary attention toward refocusing the Company's marketing strategy to achieve further growth in the future.

Gross Profit and Gross Profit Margin:
For the first quarter ended March 31, 1997, gross profit was $29,401, or 54.9% of sales, compared to $21,197, or 61.8% of sales, during the same period last year. The decline in gross profit, as a percentage of sales, was due to increased costs associated with (1) a higher freight rate for heated trailers to prevent product and raw material shipments from freezing; and (2) a change in the Company's freight policy. The combined effect of these freight-related costs was approximately $4,000 and lowered the Company's gross profit margin by approximately 7%. This decline was further impacted by a sales mix that favored sales of lower margin products in connection with the Company's private label agreement.

Administrative Expense. During the first quarter ended March 31, 1997, administrative expense was $69,722 compared to $67,317 during the first quarter last year.

Sales and Marketing Expense. During the first quarter ended March 31, 1997, sales and marketing expense was $63,229 compared to $36,318 during the first quarter last year. The increase was due to increased advertising, trade show, travel and other marketing expenses related to the Company's 1997 TREE GUARD marketing plan.

Research and Development Expense. During the first quarter ended March 31, 1997, research and development expense was $10,209 compared to $21,876 for the first quarter last year. The decrease reflects the Company's emphasis on marketing and selling, rather than research and development, during 1997.

Interest Expense. During the first quarter ended March 31, 1997, interest expense was $320 compared to $8,198 during the first quarter last year. The decrease in interest expense was due to the Company repaying substantially all of its interest-bearing obligations during 1996.

Net Loss. For the reasons discussed above, the Company incurred a net loss of $158,039, or $.10 per share, for the first quarter ended March 31, 1997, compared to a net loss of $112,512, or $.11 per share, during the first quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1997, the Company had current assets of $125,872, current liabilities of $46,297, and working capital of $79,575 compared to current assets of $76,455, current liabilities of $126,714 and negative working capital of $50,259 on December 31, 1996. The increase in working capital was primarily due to an increase in cash due to a $200,000 equity investment, net of expenses and an increase in accounts receivable, and decreases in accounts payable, notes payable and accrued expenses, which were offset, in part, by decreases in inventories and prepaid expenses.

Subsequent to March 31, 1997, the Company sold an investor 93,750 shares of Common Stock at $1.60 per share for $150,000 in cash proceeds. In connection with the sale of Common Stock, the Company issued the investor a three-year warrant to purchase 30,000 shares of Common Stock at an exercise price of $1.60 per share.

Since April 1996, the Company has raised $690,000 of the $1.5 million sought in its private offering of Common Stock. Because the equity offering has taken significantly longer to complete than was anticipated, there is no assurance that the full $1.5 million can be secured on a timely basis, or if the remainder can be raised at all. Furthermore, if additional capital is raised, there is no assurance that it will be under terms that will be attractive to the Company.

Although the Company has established new customer relationships that it believes are strategically important in the long term, and has increased its level of sales experience significantly, no assurances can be given that the Company's sales results will be sufficient to enable the Company to achieve its financing requirements or to operate profitably.

ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits.

      Exhibit 27.  Financial Data Schedule (filed with electronic version only)

b)    Form 8-K

      For the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NORTECH FOREST TECHNOLOGIES, INC.
                           (the "Registrant" or "Company")




Dated:  May 11, 1997       By:   /s/ Samuel D. Garst
                                 Samuel D. Garst, Chief Executive
                                   Officer, Principal Executive Officer and
                                   Principal Financial and Accounting Officer