Form 10QSB
period 1997-06-30
NORTECH FOREST TECHNOLOGIES INC
filed 1997-08-14
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1997

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



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

As of June 30, 1997, the Registrant had 1,747,880 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__.

ITEM 1. FINANCIAL STATEMENTS

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1996 and June 30, 1997 and the related statements of operations and cash flows for the six months ended June 30, 1997 and 1996, respectively. In the opinion of management of the Registrant, the unaudited financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The unaudited financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1996.

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


                        NORTECH FOREST TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                June 30,    December 31,
                                                 1997
                                               ---------
   Current assets:
      Cash                                     $  56,004     $  34,578
      Accounts receivable                         61,431             -
      Inventories
         Finished goods                           15,078         4,771
         Raw materials                            17,971        32,178
      Prepaid expenses                            27,399         4,928
                                               ---------     ---------
            Total current assets                 177,883        76,455
                                               ---------     ---------

   Long-term assets:
      Equipment                                   69,281        78,155
      Accumulated depreciation                   (35,211)      (37,750)
                                               ---------     ---------
                                                  34,070        40,405
                                               ---------     ---------
   Other assets:
      Organizational costs, net of accumulated
        amortization of $617 and $587 during
        1997 and 1996, respectively                    0            41
      Patent costs, net of accumulated
        amortization of -0- and -0- during
        1997 and 1996, respectively (4)                0        38,409
      Other assets                                 3,250         3,250
                                               ---------     ---------
                                                   3,250        41,700
                                               ---------     ---------
                                               $ 215,203     $ 158,560
                                               =========     =========

(1) See Note 1 to the financial statements.
(4) See Note 4 to the financial statements.



                                                    June 30,       December 31,
                                                      1997            1996
                                                   -----------     -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
    Accounts payable - trade                       $    21,651     $    76,958
    Note payable - other                                     0          30,000
    Accrued expenses                                    15,168          19,756
                                                   -----------     -----------
        Total current liabilities                       36,819         126,714
                                                   -----------     -----------






Stockholders' equity:
    Preferred Stock, par value $.01 per share;
      500,000 shares authorized, none issued                 -               -
    Common Stock, par value $.01 per share;
      3,750,000 shares authorized; issued and
      outstanding, 1,747,880 shares at March
      31, 1997 and 1,509,900 shares at December
      31, 1996                                          17,479          15,099
    Paid in capital                                  1,821,457       1,432,109
    Deferred Compensation                                7,500               0
    Accumulated deficit                             (1,653,052)     (1,415,362)
                                                                   -----------
        Total stockholders' equity                     178,384          31,846
                                                   -----------     -----------
                                                   $   215,203     $   158,560
                                                   ===========     ===========

                        SEE NOTES TO FINANCIAL STATEMENTS



                        NORTECH FOREST TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three months ended June 30,      Six months ended June 30,
                                           ---------------------------      -------------------------
                                               1997            1996            1997            1996
                                           -----------     -----------     -----------     -----------
   Sales                                   $   145,481     $    36,000     $   199,032     $    70,284


   Cost of sales                                49,432          20,311          73,582          33,398
                                           -----------     -----------     -----------     -----------

         Gross profit                           96,049          15,689         125,450          36,886
                                           -----------     -----------     -----------     -----------

   Operating expenses:
      Administrative                            92,705          75,694         162,428         137,592
      Sales and marketing                       83,157          41,470         137,011          83,206
      Research and development                   9,212           8,510          19,421          30,386
                                           -----------     -----------     -----------     -----------
                                               185,074         125,674         318,860         251,184
                                           -----------     -----------     -----------     -----------

         Net loss on operations                (89,025)       (109,985)       (193,410)       (214,299)

   Other income and expense
         Interest expense                            0         (12,576)           (320)        (20,775)
         Write-off of patent costs (4)               0               0         (38,409)              0
         Loss on disposal of equipment (4)           0               0          (5,551)              0
                                           -----------     -----------     -----------     -----------
        Net loss                           $   (89,025)    $  (122,561)    $  (237,690)    $  (235,073)
                                           ===========     ===========     ===========     ===========

   Net loss per common share               $     (0.05)    $     (0.11)    $     (0.14)    $     (0.21)
                                           ===========     ===========     ===========     ===========

   Outstanding shares of
      common stock                           1,730,336       1,096,208       1,671,741       1,096,208
                                           ===========     ===========     ===========     ===========


   (4) See Note 4 to the financial statements.



                        SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                  Six months ended June 30,
                                                  -------------------------
                                                     1997          1996
                                                  ---------     ---------
Cash flows from operating activities:
    Net loss (4)                                  $(237,690)    $(235,073)
    Adjustments to reconcile net loss to
      net cash flows from operating activities
       Amortization                                      41           237
       Depreciation (4)                               6,036         7,118
         Accounts receivable                        (61,431)      ((1,863)
         Inventories                                  3,900         8,275
    Accounts payable                                (55,307)       17,460
    Accrued expenses                                 (4,588)        1,876
       Other                                          5,654        (7,512)

       Loss on disposal of equipment                  5,551             0
       Write-off of Patent costs                     38,409             0
       Options & Warrants for Services               16,875             0
                                                  ---------     ---------
      Net cash flows from
          operating activities                     (282,550)     (205,939)
                                                  ---------     ---------

Cash flows from investing activities:
    Purchase of long-term assets                     (5,252)         (460)
    Patent costs (4)                                      0        (2,588)
                                                  ---------     ---------
    Net cash flows from investing activities         (5,252)       (2,811)
                                                  ---------     ---------

Cash flows from financing activities:
    Bank line-of-credit                                   0       (28,000)
    Sale of stock for cash                          314,228             0
    Payment of long-term debt                        (5,000)       (1,617)
    Note payable - related party                          0       186,500
    Note payable - other                                  0        25,000
                                                  ---------     ---------
     Net cash flows from financing activities       309,228       181,883
                                                  ---------     ---------

            Net increase (decrease) in cash          21,426       (26,867)

Cash, beginning of period                            34,578        30,919
                                                  ---------     ---------

Cash, end of period                               $  56,004     $   4,052
                                                  =========     =========


   (4) See Note 4 to financial statements.


                        SEE NOTES TO FINANCIAL STATEMENTS




                        NORTECH FOREST TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

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

      3. EQUITY
         In the quarter ended March 31, 1997, the Company sold an investor 125,000 shares of Common Stock at $1.60 per share for $200,000 in cash proceeds. In the quarter ended June 30, 1997, the Company sold an investor 93,250 shares of Common Stock at $1.60 per share for $150,000 in cash proceeds. In connection with these sales of Common Stock, the Company issued the two investors three-year warrants to purchase 40,000 and 30,000 shares of Common Stock at an exercise price of $1.60 per share, respectively. Also during the quarter, in connection with a two-year employment agreement with the second investor to serve as Chief Executive Officer, the Company granted a ten-year option to purchase 75,000 shares of Common Stock at $1.50 per share. 25,000 shares of said stock option become vested on each of April 15, 1998, 1999 and 2000. The Company also granted its Chief Operating Officer a ten-year option to purchase 75,000 shares of Common Stock under the same terms as described for the aforementioned 75,000 stock option.

      4. WRITE OFF OF ASSETS - PATENT COSTS AND OBSOLETE EQUIPMENT
         In the quarter ended March 31, 1997, the Company wrote off $37,159 in other assets related to its patent application and $5,551 in other assets related to obsolete computer software.

      5. SEASONAL NATURE OF SALES
         Although the Company has insignificant sales history, management believes that, under normal circumstances, the Company will experience seasonal demand for its products. The Company believes that peak sales are most likely to occur just prior to customers' applications of TREE GUARD during the spring and fall. Other seasonal factors are weather conditions in areas which freeze, and the buying patterns of certain distribution channels.

      6. GOING CONCERN
         As stated in Note 16 of the Company`s audited financial statements for the year ended December 31, 1996, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses of $163,795 in 1996 and $542,950 in 1995. As of June 30, 1997, the Company has accumulated losses of $237,690 for the first 6 months of 1997 for a total loss accumulated loss of $1,653,052.



                        NORTECH FOREST TECHNOLOGIES, INC.
                        MANAGEMENT DISCUSSION & ANALYSIS

                  THREE MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

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

GENERAL

The Company manufactures and markets TREE GUARD(R), a proprietary, ready-to-use product that the Company developed to deter deer, rabbits, and other forest animals and wildlife from browsing and destroying value-added trees, shrubs, flowering ornamentals, and other landscape and forest resources. The Company manufactures substantially the same product as TREE GUARD, which is packaged and sold under the Ferti-lome brand labeled as "THIS 1 WORKS" DEER REPELLENT. Both TREE GUARD and THIS 1 WORKS are registered by the U.S. Environmental Protection Agency (EPA) under registration number 66676-1 issued to the Company on January 30, 1996.

RESULTS OF OPERATIONS

Sales:
Net sales for the three months and six months ended June 30, 1997 were $145,481 and $199,032, respectively, compared to $36,000 and $70,284 for the respective periods last year. Although sales during the second quarter reflect improved performance compared to the same period last year, the Company's progress in expanding sales was limited by distribution of TREE GUARD to a small network of distributors in the midwest, east coast and pacific northwestern states. While distribution agreements are now in place with several major new distributors for the fall 1997 season, sales into the future may be limited by the need for capital to finance sales programs common within the trade.

Although the Company has expanded its distribution significantly during the last several quarters, the degree to which sales can be expanded during 1997 and beyond will be largely subject to the Company's ability to raise additional capital to fund sales and marketing activities.
(see Liquidity and Capital Resources).

Gross Profit and Gross Profit Margin:
For the three months and six months ended June 30, 1997, gross profit was $96,049 and $125,450, or 66.0% and 63% of sales, respectively, compared to $15,689 and $36,886, or 43.6% and 52.5% of sales for the respective periods last year. The increase in gross profit, as a percentage of sales, was due to primarily to the shift of production to an external vendor from in-house production. Margins were negatively impacted in the quarter because of an early order discount program to assure that product moved into the distribution channel in ahead of the fall season.

Administrative Expense. During the three months and six months ended June 30, 1997, administrative expense was $92,705 and $162,428, respectively, compared to $75,694 and $137,592 for the respective periods last year. This increased costs was largely professional fees related to various equity transactions. The increase is attributed to the increased in use of professional services related to the issuance of stock to new investors and the issuance of options to a key employee.

Sales and Marketing Expense. During the three months and six months ended June 30, 1997, sales and marketing expense was $83,157 and $$137,011, respectively, compared to $41,470 and $83,206 for the respective periods last year. The increase was due to increased advertising, public relations, trade show, travel and other marketing expenses related to the Company's 1997 TREE GUARD marketing plan for the fall selling season of 1997.

Research and Development Expense. During the three months and six months ended June 30, 1997, research and development expense was $9,212 and $19,421, respectively, compared to $8,510 and $30,386 for the respective periods last year. The decline is reflected by the increased emphasis on sales and marketing.

Interest Expense. During the three months and six months ended June 30, 1997, interest expense was $0 and $320 respectively, compared to $12,576 and $20,775 for the respective periods last year. The decrease in interest expense was due to the Company repaying all of its interest-bearing obligations during 1996 and early 1997.

Net Loss. For the reasons discussed above, the Company incurred a net loss for the three months and six months ended June 30, 1997 of $89,025 and $237,690, or $.05 and $.14 per share, respectively, compared to a net loss of $122,561 and $235,073, or $.12 and $.21 per share, for the respective periods last year.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1997, the Company had current assets of $177,883, current liabilities of $36,819, and working capital of $141,064 compared to current assets of $76,455, current liabilities of $126,714 and negative working capital of $(50,259) on December 31, 1996. The increase in working capital was primarily due to increases in cash, accounts receivable, and inventory and decreases in accounts payable, notes payable and accrued expenses.

During the quarter ended June 30, 1997, the Company sold an investor 93,750 shares of Common Stock at $1.60 per share for $150,000 in cash proceeds. In connection with the sale of Common Stock, the Company issued the investor a three-year warrant to purchase 30,000 shares of Common Stock at an exercise price of $1.60 per share. During the quarter ended March 31, 1997, the Company sold an investor 125,000 shares of Common Stock at $1.60 per share for

$200,000 in cash proceeds. In connection with this sale of Common Stock, the Company issued the investor a three-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $1.60 per share.

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

Subsequent to the end of the quarter ended June 30, 1997 , the Company secured a line of credit against accounts receivables, secured by substantially all of the Company's assets. The maximum borrowings on this line of credit are $200,000 secured by 75% of the value of accounts receivable. Interest on the line of credit is 10% over the prime rate of interest (total of 18.5% as of 8/1/97) or a minimum of $1,000 per month whichever is greatest. The term for the line of credit is for 6 months. The Company believes that this facility will allow it to operate a customer deferred payment program which is common in its industry. There is no assurance that this line can be successfully renegotiated.

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


ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits.

Exhibit 10.16 Financing Agreement with Itasca Business Credit, LLC,
              July 30, 1997
Exhibit 10.17 Security Agreement with Itasca Business Credit, LLC,
              July 30, 1997
Exhibit 27.   Financial Data Schedule (filed with electronic version only)

b)   Form 8-K

     For the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               NORTECH FOREST TECHNOLOGIES, INC.
                               (the "Registrant" or "Company")




Dated: August 14, 1997           By: /s/ Samuel D. Garst
                                     Samuel D. Garst, Chief Executive
                                     Officer, Principal Executive Officer and
                                     Principal Financial and Accounting Officer