Form 10QSB
period 1997-09-30
NORTECH FOREST TECHNOLOGIES INC
filed 1997-11-14
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:______________ to _________________

                         Commission File No. 33-21842-C

                        NORTECH FOREST TECHNOLOGIES, INC.
          -------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Charter)

          DELAWARE                                              06-1342912
-------------------------------                         ------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer Identi-
Incorporation or Organization)                              fication Number)


                         7600 WEST 27TH STREET, NO. B11
                         ST. LOUIS PARK, MINNESOTA 55426
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (612) 922-2520
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

As of September 30, 1997, the Registrant had 1,762,880 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_.



ITEM 1. FINANCIAL STATEMENTS

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1996 and September 30, 1997 and the related statements of operations and cash flows for the nine months ended September 30, 1997 and 1996, respectively. In the opinion of management of the Registrant, the unaudited financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The unaudited financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1996.

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


                        NORTECH FOREST TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                 September 30,     December 31,
                                                     1997             1996
                                                  ---------        ---------
                                                 (Unaudited)         (Note)
Current assets:
   Cash                                           $   5,174        $  34,578
   Accounts receivable                              195,845             --
   Inventories
      Finished goods                                  7,670            4,771
      Raw materials                                   5,908           32,178
   Prepaid expenses                                  21,966            4,928
                                                  ---------        ---------
         Total current assets                       236,563           76,455


Long-term assets:
   Equipment                                         72,477           78,155
   Accumulated depreciation                         (38,033)         (37,750)
                                                  ---------        ---------
                                                     34,444           40,405
                                                  ---------        ---------
Other assets:
   Organizational costs, net of accumulated
     amortization of $617 and $587 during
     1997 and 1996, respectively                          0               41
   Patent costs, net of accumulated
     amortization of -0- and -0- during
     1997 and 1996, respectively (4)                      0           38,409
   Other assets                                       3,250            3,250
                                                  ---------        ---------
                                                      3,250           41,700
                                                  ---------        ---------
                                                  $ 274,257        $ 158,560
                                                  =========        =========

(1)          See Note 1 to the financial statements.
(4)          See Note 4 to the financial statements.
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statement at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statemements.

                                                    September 30,   December 31,
                                                        1997            1996
                                                    -----------     -----------
                                                    (Unaudited)        (Note)

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
    Accounts payable - trade                        $    51,517     $    76,958
    Note payable - other                                 89,833          30,000
    Accrued expenses                                     11,205          19,756
                                                    -----------     -----------
        Total current liabilities                       152,555         126,714
                                                    -----------     -----------




Stockholders' equity:
    Preferred Stock, par value $.01 per share;
      500,000 shares authorized, none issued               --              --
    Common Stock, par value $.01 per share;
      3,750,000 shares authorized; issued and
      outstanding, 1,762,880 shares at September
      31, 1997 and 1,509,900 shares at December
      31, 1996                                           17,629          15,099
    Paid in capital                                   1,842,907       1,432,109
    Deferred Compensation                                (6,250)              0
    Accumulated deficit                              (1,732,584)     (1,415,362)
                                                    -----------     -----------
        Total stockholders' equity                      121,702          31,846
                                                    -----------     -----------
                                                    $   274,257     $   158,560
                                                    ===========     ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three months ended Sept. 30,       Nine months ended Sept. 30,
                                        ----------------------------      ----------------------------
                                            1997             1996             1997             1996
                                        -----------      -----------      -----------      -----------

Sales                                   $   174,521      $   103,343      $   373,554      $   173,627

Cost of sales                                60,653           39,277          134,235           72,675
                                        -----------      -----------      -----------      -----------

      Gross profit                          113,869           64,066          239,319          100,952
                                        -----------      -----------      -----------      -----------

Operating expenses:
   Administrative                            87,801           56,149          250,229          193,894





   Sales and marketing                       93,054           27,606          230,065          110,812
   Research and development                  11,143            5,594           30,564           35,980
                                        -----------      -----------      -----------      -----------
                                            191,998           89,349          510,858          340,686
                                        -----------      -----------      -----------      -----------

      Net loss on operations                (78,129)         (25,283)        (271,539)        (239,734)

Other income and expense
      Interest expense                       (1,402)         (14,517)          (1,722)         (36,409)
      Write-off of patent costs (4)               0                0          (38,409)               0
      Loss on disposal of equipment
      & Other(4)                                  0            7,200           (5,551)           7,200
                                        -----------      -----------      -----------      -----------
     Net loss                           $   (79,532)     $   (32,600)     $  (317,222)     $  (268,943)
                                        ===========      ===========      ===========      ===========

Net loss per common share               $     (0.05)     $     (0.03)     $     (0.19)     $     (0.25)
                                        ===========      ===========      ===========      ===========

Outstanding shares of
   common stock                           1,752,119        1,096,208        1,698,828        1,096,208
                                        ===========      ===========      ===========      ===========




(4) See Note 4 to the financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                      1997           1996
                                                   ---------      ---------
Cash flows from operating activities:
    Net loss (4)                                   $(317,222)     $(235,073)
    Adjustments to reconcile net loss to
      net cash flows from operating activities
       Amortization                                       41            237
       Depreciation (4)                                8,858          7,118
         Accounts receivable                        (195,845)        (1,863)
         Inventories                                  23,371          8,275
    Accounts payable                                 (25,441)        17,460
    Accrued expenses                                  (8,551)         1,876
       Other                                          11,087         (7,512)
       Loss on disposal of equipment                   5,551              0
       Write-off of Patent costs                      38,409              0
       Options & Warrants for Services                18,125              0
                                                   ---------      ---------
    Net cash flows from operating activities        (441,617)      (205,939)
                                                   ---------      ---------
Cash flows from investing activities:
    Purchase of long-term assets                      (8,448)          (460)

    Patent costs (4)                                       0         (2,588)
                                                   ---------      ---------
    Net cash flows from investing activities          (8,448)        (2,811)
                                                   ---------      ---------

Cash flows from financing activities:
    Bank line-of-credit                               89,833        (28,000)
    Sale of stock for cash                           335,828              0
    Payment of long-term debt                         (5,000)        (1,617)
    Note payable - related party                           0        186,500
    Note payable - other                                   0         25,000
                                                   ---------      ---------
     Net cash flows from financing activities        420,661        181,883
                                                   ---------      ---------

            Net increase (decrease) in cash          (29,404)       (26,867)

Cash, beginning of period                             34,578         30,919
                                                   ---------      ---------

Cash, end of period                                $   5,174      $   4,052
                                                   =========      =========


   (4) See Note 4 to financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                THREE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)

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

     3.   EQUITY
          In the quarter ended March 31, 1997, the Company sold an investor 125,000 shares of Common Stock at $1.60 per share for $200,000 in cash proceeds. In the quarter ended June 30, 1997, the Company sold an investor

          93,250 shares of Common Stock at $1.60 per share for $150,000 in cash proceeds. In the quarter ended September 30, 1997, the Company sold an investor 15,000 shares of Common Stock at $1.60 per share for $24,000 in cash proceeds. In connection with these sales of Common Stock, the Company issued the three investors three-year warrants to purchase 40,000, 30,000, and 4,800 shares of Common Stock at an exercise price of $1.60 per share, respectively. Also during the quarter, in connection with a two-year employment agreement with the second investor to serve as Chief Executive Officer, the Company granted a ten-year option to purchase 75,000 shares of Common Stock at $1.50 per share. 25,000 shares of said stock option become vested on each of April 15, 1998, 1999 and 2000. The Company also granted its Chief Operating Officer a ten-year option to purchase 75,000 shares of Common Stock.

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

     6.   GOING CONCERN
          As stated in Note 16 of the Company`s audited financial statements for the year ended December 31, 1996, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses of $163,795 in 1996 and $542,950 in 1995. As of September 30, 1997, the Company has accumulated losses of $317,222 for the first 9 months of 1997 for a total loss accumulated loss of $1,732,584.



                        NORTECH FOREST TECHNOLOGIES, INC.
                        MANAGEMENT DISCUSSION & ANALYSIS

                THREE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)

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

GENERAL

The Company manufactures and markets TREE GUARD(R), a proprietary, ready-to-use product that the Company developed to deter deer, rabbits, and other forest animals and wildlife from browsing and destroying value-added trees, shrubs, flowering ornamentals, and other landscape and forest resources. The Company manufactures substantially the same product as TREE GUARD, which is packaged and sold under the Ferti-lome brand labeled as "THIS 1 WORKS" DEER REPELLENT. Subsaquent to the quarter ended September 30, 1997 the company signed a second agreement to manufacture substantially the same product as TREE GUARD, which will be packaged and sold under the Grant's brand labeled as "GRANT'S REPELS DEER". TREE GUARD, THIS 1 WORKS, and GRANTS REPELS DEER are registered by the U.S. Environmental Protection Agency (EPA) under registration number 66676-1 issued to the Company on January 30, 1996.

RESULTS OF OPERATIONS

Sales:

Net sales for the three months and nine months ended September 30, 1997 were $174,521 and $373,554, respectively, compared to $103,343 and $173,627 for the respective periods last year. Although sales during the third quarter reflect improved performance compared to the same period last year, the Company's progress in expanding sales was limited by distribution of TREE GUARD to a recently appointed, growing network of distributors. The company now has distribution in all areas except certain Southern States. While distribution agreements are now in place with several major new distributors for the fall 1997 season, sales have been limited by the newness of TREE GUARD in the market. In the future sales may be limited by the need for capital to finance sales programs common within the trade and the highly competitive market for animal repellents.

Although the Company has expanded its distribution significantly during the last several quarters, the degree to which sales can be expanded in the future will be largely subject to the Company's ability to fund sales and marketing activities. (see Liquidity and Capital Resources).

Gross Profit and Gross Profit Margin:
For the three months and nine months ended September 30, 1997, gross profit was $113,869 and $239,319, or 65.2% and 64% of sales, respectively, compared to $64,066 and $100,952, or 62.0% and 58.1% of sales for the respective periods last year. The increase in gross profit, as a percentage of sales, was due to primarily to the shift of production to an external vendor from in-house production.

Administrative Expense. During the three months and nine months ended September 30, 1997, administrative expense was $87,801 and $250,229, respectively, compared to $56,149 and $193,894 for the respective periods last year. This increased cost was largely related to public relations expenses for the 9 months which have totalled $43,264. Public relations expenditures are included in Administrative Expenses to provide historical comparisons and will likely be transferred to Sales and Marketing.

Sales and Marketing Expense. During the three months and nine months ended September 30, 1997, sales and marketing expense was $93,054 and $230,065, respectively, compared to $27,606 and $101,812 for the respective periods last year. The increase was due to increased printing, advertising, trade show, travel, and other marketing expenses related to the Company's 1997 TREE GUARD sales and marketing campaign for the fall selling season of 1997. Sales and marketing expenditures were limited in 1996 by the shortage of working capital. (See Administrative Expense.)

Research and Development Expense. During the three months and nine months ended September 30, 1997, research and development expense was $11,143 and $30,564, respectively, compared to $5,594 and $35,980 for the respective periods last year. The decline is reflected by the increased emphasis on sales and marketing.

Interest Expense. During the three months and nine months ended September 30, 1997, interest expense was $1,402 and $1,722 respectively, compared to $14,517 and $36,409 for the respective periods last year. The decrease in interest expense was due to the Company repaying substantially all of its interest-bearing obligations during 1996 and early 1997. Interests costs were incurred late in the quarter on the company's line of credit secured by its accounts receivables. The company has deferred payment programs with its distributors which are common in the trade. Payment on sales during the period were deferred until November to meet competitive trade terms of sale.

Net Loss. For the reasons discussed above, the Company incurred a net loss for the three months and nine months ended September 30, 1997 of $79,532 and $317,222, or $.05 and $.14 per share, respectively, compared to a net loss of $32,600 and $268,943, or $.03 and $.25 per share, for the respective periods last year.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1997, the Company had current assets of $236,563, current liabilities of $152,555, and working capital of $84,008 compared to current assets of $76,455, current liabilities of $126,714 and negative working capital of $(50,259) on December 31, 1996. The increase in working capital was primarily due to increases in accounts receivable and decreases in accounts payable and accrued expenses.

During the quarter ended September 30, 1997, the Company sold an investor 15,000 shares of Common Stock at $1.60 per share for $24,000 in cash proceeds. In connection with the sale of Common Stock, the Company issued the investor a three-year warrant to purchase 4,800 shares of Common Stock at an exercise price of $1.60 per share. During the quarter ended June 30, 1997, the Company sold an investor 93,750 shares of Common Stock at $1.60 per share for $150,000 in cash proceeds. In connection with the sale of Common Stock, the Company issued the investor a three-year warrant to purchase 30,000 shares of Common Stock at an exercise price of $1.60 per share. During the quarter ended March 31, 1997, the Company sold an investor 125,000 shares of Common Stock at $1.60 per share for $200,000 in cash proceeds. In connection with this sale of Common Stock, the Company issued the investor a three-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $1.60 per share.

Since April 1996, the Company has raised $714,000 of the $1.5 million sought in its private offering of Common Stock. Because the equity offering has taken significantly longer to complete than was anticipated, there is no assurance that the full $1.5 million can be secured on a timely basis, or if the remainder can be raised at all.

Furthermore, if additional capital is raised, there is no assurance that it will be under terms that will be attractive to the Company. Even if the Company is successful in raising additional capital in the near future, management believes that, in order to achieve aggressive market penetration objectives, it may be required to raise additional capital during 1997 or 1998.

During the quarter ended September 30, 1997, the Company secured a line of credit against accounts receivables, secured by substantially all of the Company's assets. The maximum borrowings on this line of credit are $200,000 secured by 75% of the value of accounts receivable. Interest on the line of credit is 10% over the prime rate of interest (total of 18.5% as of 8/1/97) or a minimum of $1,000 per month whichever is greatest. The term for the line of credit is for 6 months. The Company believes that this facility will allow it to operate a customer deferred payment program which is common in its industry. There is no assurance that this line can be successfully renegotiated.

Although the Company has established new customer relationships that it believes are strategically important in the long term and has increased its level of sales experience significantly, no assurances can be given that the Company's sales results will be sufficient to enable the Company to achieve its financing requirements or to operate profitably.


ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits.

Exhibit 27. Financial Data Schedule (filed with electronic version only)

b) Form 8-K

For the quarter ended September 30, 1997, the Company did not file any reports on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  NORTECH FOREST TECHNOLOGIES, INC.
                                  (the "Registrant" or "Company")




Dated: 11/14/97                  By: /s/ Samuel D. Garst
                                     Samuel D. Garst, Chief Executive
                                      Officer, Principal Executive Officer and
                                      Principal Financial and Accounting Officer