Form 10KSB40
period 1997-12-31
NORTECH FOREST TECHNOLOGIES INC
filed 1998-03-31
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the Fiscal Year ended: DECEMBER 31, 1997

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Check whether the Registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $618,562

As of March 12,1998, 1,763,109 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $586,444.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference pursuant to Rule 12b-23: Portions of the
Company's: Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one) Yes ____ No __X__

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS:

                   General:

      Nortech Forest Technologies, Inc. (the "Company" or "Nortech") manufactures and markets TREE GUARD(R) brand deer repellent, and is engaged in the development of products designed to protect plants, trees and landscaping from damage by animals and certain acts of nature. In addition to TREE GUARD, the Company sells a deer repellent to Voluntary Purchasing Groups (VPG) of Bonham, Texas, under a private label agreement. Under this agreement, the TREE GUARD formulation is sold in bulk tanker truck loads, for repackaging under the FERTI-LOME "This 1 Works" brand name owned by VPG. Under another private label agreement, the Company packages "Grant's Repels Deer". Grant's Repels Deer is a brand name owned by Grant's a wholly owned subsidiary of Central Garden and Pet (exhibit 10.12).

      The Company is currently seeking new products to offer to the distribution system it has created in the last year. The Company believes it can leverage the distribution it has developed with independent lawn and garden distributors in the last year. A significant cost associated with marketing TREE GUARD is dealer and distributor shows. Most of those costs are fixed; that is the personnel and exhibition fees are unchanged by the number of products offered. If the Company acquires new products, it believes efficiencies could reduce the cost of sales and marketing.

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

PRODUCT(S) AND TECHNOLOGY:

      During the year ended December 31, 1997, TREE GUARD brand deer repellent (and substantially the same product sold under Ferti-lome's "This 1 Works" brand name and Grant's Repels Deer brand name) were the Company's only product offerings. TREE GUARD is an easy-to-use, pre-formulated liquid that, when sprayed on plant material, is effective in minimizing damage resulting from deer browsing. The active ingredient, denatonium benzoate (Bitrex(TM)), produces an extremely bitter, lingering taste that animals do not like. TREE GUARD is ready-to-use, user-friendly and, unlike most competitive products, requires no mixing. It provides effective adhesion to surfaces to which it is applied. For these reasons, TREE GUARD remains effective, even after rain, and requires less frequent application than many competitive products.

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

      CURRENT MARKET EMPHASIS. Throughout 1997, the Company's sales efforts with TREE GUARD have been primarily directed toward the consumer/residential and commercial market segments. The largest market segment for TREE GUARD currently is retail lawn and garden reached through independent lawn and garden distributors. The Company continues to increase its sales efforts in the commercial market via its commercial partner Lesco. The Company continues to market "This One Works" under a private label agreement with Voluntary Purchasing Group (VPG). To penetrate the mass merchandise market the Company contracted with Grant's a wholly owned subsidiary of Central Garden and Pet, Inc. Under its private label agreement with Grant's the Company produces Grant's Repels Deer. The Company shipped two truckloads of Grant's Repels Deer December 27, 1997.

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

      The Company's TREE GUARD is currently sold to selected distributors who sell to a variety of independent garden centers. At the present time, the independent garden market segment is the primary market for TREE GUARD. In addition, sales of Ferti-lome "This 1 Works" deer repellent are sold to independent lawn and garden centers through VPG distributors under the Company's private label agreement with VPG.

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

      Although the Company has had limited exposure of its TREE GUARD within the commercial market segment, management believes there is a high probability of rapid growth within this segment. LESCO, Inc. is the Company's largest customer.

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

      MASS MERCHANDISERS - DISCOUNT RETAILERS. During the past two decades, high-volume, national and mass merchandisers have expanded significantly throughout the country. Most are either regional or national chains. The largest mass merchandisers are discount department stores that sell everything from clothing housewares and pharmaceuticals to automotive products and services, electronics and even grocery items. Such stores often utilize the "store within a store" layout. Others are referred to as "superstores" and concentrate on specialty products and services, including electronics, home improvements, or pet supplies. There are many chains that operate in the farm and home category.

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

      Although mass merchandisers use their own distribution centers for stocking most inventories, they do not warehouse chemicals, including animal repellents. Accordingly, mass merchandisers will purchase these products from distributors who warehouse chemicals and drop ship to individual store locations on a just-in-time basis, or expect manufactures of these products to accomplish these tasks. In addition to their requirements of high inventory turn rates, low inventory levels, and just-in-time order fulfillment, mass merchandisers typically expect aggressive advertising and promotional programs from manufacturers, return privileges (or guaranteed sales) and extended payment terms. Also, they frequently require manufacturers to purchase certain kinds of premium shelf space.

      After evaluating the relationship between high volume sales mass merchandisers offer and offsetting factors such as pricing pressures (and resulting pressures on gross profit margins) as well as the additional costs of inventory, granting extended terms the Company decided to private label for Grant's. The relationship with Grant's allows the Company to partake of mass merchandise sales without the offsetting factors mentioned above. Gross profit margins are reduced in comparison to the independent lawn and garden distributors. The negatives associated with mass merchandisers are reduced too.

SALES AND MARKETING:

      SALES. Currently, the majority of the Company's sales activities are managed by one experienced sales professional who develops distribution sources and key account relationships. Due to the sales practices of the independent lawn and garden industry and, to a large degree, the commercial market segment, a considerable level of sales effort is performed by distributors and dealers. Therefore, the Company's sales efforts in these market segments largely involve training, including helping distributor and dealers understand the TREE GUARD product adoption cycle, identifying the most common customer objections (and providing the answers to those objections), and providing customer testimonials and test results.

      The Company is operating under a non-exclusive agreement with Reforestation Technologies, Inc. (RTI) in connection with sales of TREE GUARD to the forestry industry. RTI, which maintains staff on the west coast and in Canada, has served in both a distributor and sales agent capacity, primarily in the forestry segment.

      CATALOG/MAIL ORDER SALES. TREE GUARD is currently listed in the dominant catalog being mailed to forestry professionals. Currently, TREE GUARD was listed with Spring Hill Nurseries of Peoria, Illinois for inclusion in certain mailings in 1998. Spring Hill reports mailing 2 million catalogs per year.

      TREE GUARD was listed with Gardener's Supply Co. of Burlington, Vermont for inclusion in certain mailings in 1998. Gardener's Supply has strong Internet presence and mails catalogs to 500,000 homes annually.

      DIRECT MAIL SUPPORT. The Company conducted a direct mail campaign to support its sales efforts in the year ending December 31, 1997. A four color glossy brochure was developed and mailed to garden centers across the United States. The Company plans to continue to mail directly to independent lawn and garden centers in the future.

      CO-OP ADVERTISING. The Company offers a co-op advertising allowance to qualifying distributors, based on a percentage of purchases.

      BOOKING PROGRAMS AND SALES INCENTIVE PROGRAMS. The Company offers distributors special booking programs during the spring and fall which offer either extended terms or a discount on distributor invoice. This practice is customary in the industry. The Company offered sales incentives to distributor sales personnel for in season sales. In season sales incentives ensure retail garden centers are supported and the shelves well stocked.

      MARKETING. The Company's sales executive, Chief Executive Officer and Chief Operating Officer develop and coordinate marketing activities. The Company's 1998 marketing plan integrates the following activities (1) publicity;
(2) trade advertising and limited consumer advertising; (3) direct mail to dealers, with supporting facsimile and telemarketing activities; and (4) a site on the worldwide web (www.nortechforest.com). The publicity, advertising and direct mail marketing components are directed toward consumers, independent garden centers, distributors and buyers in the commercial segment.

      TRADE SHOWS. The Company also attends trade shows and conventions that attract potential customers, distributors, and personnel who influence the industry. Conventions and regional trade shows exhibit new products. Members of the trade attend to see what's new and to "catch" new trends. The National Lawn & Garden Distributors Association Convention and Mid-America Horticultural Trade Show are examples of conventions. The Company plans to attend regional trade shows in Boston, Chicago, Portland, Philadelphia and Atlanta in 1998 to support retail distributors.

      The Company plans to attend seventeen dealer shows in 1998 to support each of the Company's distributors. Dealer shows are selling shows for each distributor. The distributor invites all of their dealer (retail customers) to attend. The Company then books sales of TREE GUARD for the next season.

PATENT AND TRADE SECRETS

      Nortech believes that the technology used in TREE GUARD is unique and provides a significant advantage over competitive products in the animal repellent marketplace. The Company took steps to protect this technology through patent protection of the basic TREE GUARD formulation (chemical and foliage coating techniques) and through agreement with Macfarlan Smith, the manufacturer of denatonium benzoate. Nortech filed a patent application in the U.S. and Canada on all potential commercial formulation of a nasty tasting substance such as denatonium benzoate coupled with a broad range of chemicals to bond to leaves and resist wash-off.

      The Company withdrew its patent application during the first quarter of 1997.

MANUFACTURING AND WAREHOUSING:

      During 1996, the Company engaged the services of Iowa-based Imperial Inc. ("Imperial") to formulate and package TREE GUARD, and to perform shipping, as well as limited warehousing and fulfillment services. Imperial is a high-volume formulator of chemicals for a variety of manufacturers. In connection with its formulation, packaging and shipping services for the Company, Imperial also warehouses certain raw materials associated with TREE GUARD, which the Company purchases from outside suppliers and arranges for shipment to Imperial. Certain packaging components are taken from Imperial's inventory. Depending on the Company's need to stage orders, Imperial will maintain TREE GUARD inventory as either raw materials, work in progress, finished goods inventory or a combination thereof.

      The Company commenced its relationship with Imperial during the summer of 1996, with the objectives of securing high-volume (truckload) capacity, reliable turnaround, and consistently high quality. These objectives have been achieved.

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

FACILITIES:

      The Company leases approximately 2,096 square feet of office space in a light industrial complex in suburban Minneapolis. The Company's current lease expires September 30, 1998, and is a one-year renewal of an initial lease that commenced January 1, 1994. Under the current lease, gross monthly rent is $2,095 plus utilities and a prorated portion of operating expenses and property taxes.

      During September 1996 and in conjunction with renewing the initial lease, the Company reduced its square footage from 5,430 square feet to the current 2,096 sq. ft., and reduced its monthly base rent from $3,250 per month to its current monthly base rent of $2,040 per month. The warehouse space that the Company vacated was less costly than the office space that it maintained under the one-year renewal. The decrease in facilities was implemented because the Company was operating with fewer employees and its relationship with Imperial eliminated the need for warehouse space.

      Management believes the Company's current facility, or a similar facility, can accommodate its needs, for the foreseeable future.

EMPLOYEES:

      As of March 1998, the Company had three permanent, full-time employees and one part-time accountant and financial advisor. The full-time employees are engaged in activities primarily related to management and administration, research and development, marketing and sales. The part-time accountant serves as financial controller.

SEASONALITY:

      Management believes that the Company has and will experience seasonal demand for its TREE GUARD deer repellent. Peak sales are most likely to occur just prior to customers' applications during the Spring and Fall. The sales cycle for independent lawn and garden center distributors tends to be weighted toward the year end. The Company made forty percent of its sales in 1997 in the last quarter. Management believes this seasonal demand will continue. Other factors likely to influence seasonality are weather conditions in areas which freeze, the unique needs of commercial customers, and long lead-times in certain distribution channels.

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

      For financial statement purposes, the acquisition of NFP was accounted for as a "reverse acquisition," and thus, treated as if NFP had acquired the Company. As a result, the financial statements of the Company have presented the operations of NFP from inception and include the Company's operations from the date of the consummation of such tax-free reorganization. Historical combined pro forma financial information for the 'Company and for NFP for the periods prior to the reorganization are not provided by the Company because such information is not material to an understanding of the current or future operations of the Company. The historical results of operations of the Company include transactions and activities that are not expected to recur subsequent to such reorganization.

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

      The following table sets forth, for the periods indicated, certain information with respect to the high and low bid quotations Company's shares of Common Stock. The quotations reflect the effect of the 1-for-4 reverse split which was effective on May 24, 1996 represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                                        Bid
                                            --------------------------
     Quarter Ended                          High                   Low
     -------------                          --------------------------

     March 31, 1996                         Not available through the
                                    National Association of Securities Dealers
     June 30, 1996                         $2.875                 $2.00
     September 30, 1996                    $2.625                 $1.00
     December 31, 1996                     $2.50                  $ .75

     March 31, 1997                        $3.125                 $ .75
     June 30, 1997                         $3                     $.875
     September 30, 1997                    $1.6875                $.625
     December 31, 1997                     $1.0625                $.625

      On March 18, 1998, the high bid and low asked prices for the Company's shares as quoted on the OTC Bulletin Board were $.56 and $.66, respectively.

      As of March 12, 1998, there were 1,763,109 shares of the Company's Common Stock issued and outstanding held by approximately 280 holders of record. This number does not include shareholders whose shares are held of record by brokerage houses and clearing corporations on behalf of their customers.

      The Company has not paid cash dividends with respect to its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

            (b)   RECENT SALE OF UNREGISTERED STOCK.

      Each of the following issuances by the Company of the securities sold in the transactions referred to below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4 (2) thereof for transactions not involving a public offering.

      During January 1997, the Company completed an initial closing on a private equity placement, receiving cash proceeds of $200,000 in exchange for 125,000 shares of Common Stock. In connection with this investment, the Company issued this investor a three-year warrant to purchase 40,000 shares of Common Stock at $1.60 per share. During April of 1997 the Company completed another closing on its private equity placement, receiving cash proceeds of $150,000 in exchange for 93,750 shares of Common Stock. In connection with this investment the Company issued this investor a three-year warrant to purchase 30,000 shares of Common Stock at $1.60 per share. During July, 1997 the Company completed another closing on its private equity placement, receiving cash proceeds of $25,000 in exchange for 15,625 shares of Common Stock.

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

      Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, maybe, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause the Company's actual results to differ materially from current expectations are the following: business conditions and growth in the plant protection industry and the general economy; competitive factors such as rival manufacturers and sellers of plant and tree protection products and price pressures; availability of product component chemicals at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's audited financial statements for the year ended December 31, 1997, enclosed herein.

GENERAL

      The Company has developed, introduced and marketed a ready to use deer repellent called TREE GUARD. It is formulated to discourage animals from browsing on plants such as flowers, shrubs and trees. The Company believes based on it own testing and experience that TREE GUARD fills a significant niche in the commercial as well as lawn and garden repellent market.

      TREE GUARD sales occur primarily among independent lawn and garden centers (51%). The second largest segment is commercial (35%) which consists of forestry and professional accounts. The TREE GUARD formula is sold and marketed under two alternate brand names commonly referred to as private brands. They are "This One Works" and "Grants Repels Deer".

      The largest market segment is retail lawn and garden centers served by independent lawn and garden distributors. The Company's independent distributors sell to lawn and garden retailers. Bachman's is an example of the lawn and garden retailer in the Minneapolis area.

      Nortech increased its presence to retailers like Bachman's through its increased penetration of independent lawn and garden distributors in 1997. The Company increased the number of distributors purchasing TREE GUARD in 1997. Due to the increased independent distributors the number of sales staff of distributors offering TREE GUARD increased from 18 in 1996 to 171 by the year ending in December 31, 1997.

      The Company increased its sales efforts to the commercial segment too. It did this by making sales presentations at 130 of the LESCO Service Centers. The Company concentrated its commercial sales efforts on LESCO because it is the largest national manufacturer and marketer of turf care products and equipment for the professional segment of the "green industry". LESCO constituted twenty-four percent of the Company's total sales in the year ending December 31, 1997.

      Besides TREE GUARD sales, the Company sells private brand products to Voluntary Purchasing Group and Grant's. Voluntary Purchasing Group sells to independent lawn and garden markets. "This One Works" consisted of five percent of sales and Grant's Repels Deer consisted of thirteen percent of sales in the year ending December 31, 1997.

      Grant's was added as a private brand distributor in order to penetrate the mass merchandise market. Exhibit 10.12 Grant's is a wholly owned subsidiary of Central Garden and Pet, a major distributor in the green industry. Central Garden & Pet Company is headquartered in Lafayette, California. It has 28 regional offices across the United States with three hundred salesmen. Grant's was selected as a partner because it markets to mass merchandisers like Wal-Mart. The Company has not been successful in penetrating the mass merchandise market. The arrangement with Grant's allowed the company to begin participating in the mass merchandise market without the usual exposure to mass merchandiser performance and pricing policies. Sales to Grants constituted thirteen percent of sales in 1997.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1997

      Sales. Sales for the year ended December 31, 1997 were $618,562 compared to $205,154 reported in 1996. Sales tripled in 1997 compared to 1996. The increased sales were a direct result of targeting the best independent distributors and then working with them to sell TREE GUARD. The Company attended an increased number of distributors shows and regional trade shows. Nortech conducted a limited direct mail campaign to garden centers and garden writers. Nortech started working with a public relation firm, Media Relations, very early in 1997. Nortech offered seasonal sales discounts and dating to traditional independent distributors.

      Gross Profit and Gross Profit Margin. Gross profit for the year ended December 31, 1997 was $400,612 or 65% of sales. The increase in margin is a result of increased sales of TREE GUARD rather than sales of private brands, such as "This One Works", and production efficiencies associated with increased volume. Management recently negotiated a production rebate with the companies contract manufacturer. Should sales continue to increase as anticipated reduced production costs are anticipated.

      Sales and Marketing Expense. Sales and marketing expense increased to $312,755 during the year ended December 31, 1997 compared to $145,020 during 1996. The increase is made up almost entirely of advertising, public relations and increased expenses related to trade show activity. The Company spent $64,632 on advertising in 1997. The Company spent $43,783 on public relations in 1997. Due to lack of funding the Company spent little on advertising in 1996 and nothing on public relations.

      Each distributor requires the Company to participate in a distributor show. The Company increased the number of distributors and the sales expense increase is due in part to the distributor increase.

      Administrative Expense. Administrative Expense increased to $354,827 during the year ended December 31, 1997, compared to $249,277 during 1996. The increase may be attributed in part to management and personnel changes and severance arrangements. Salary attributed to research and development by the general manager was also reallocated to administrative expenses to more accurately portray the actual costs and activities.

      Research and Development. Research and Development expense decreased to $13,185 during the year ended December 31, 1997, from $41,826 during 1996. Fewer studies were conducted and some of the salary expense of the general manager was reallocated to administrative expense.

      Interest Expense. Interest expense was $9,390 in the year ended December 31, 1997, down from $41,101 during 1996.

      Net Loss. For the reasons discussed above, the Company incurred a net loss of $333,867, or $.20 per share, for the year ended December 31, 1997, compared to a net loss of $163,795, or $.14 per share, during 1996. The Company incurred a loss on operations of $280,155 for the year ended December 31, 1997, compared to a loss on operations of $314,810 during 1996. The Company's decreased loss in 1996 may be attributed to selling the European license rights for $150,000 in 1996.

      Liquidity and Capital Resources. At December 31, 1997, the Company had current assets of $316,097 and current liabilities of $241,883, resulting in working capital of $74,214, compared to current assets of $76,455, current liabilities of $126,714 and negative working capital of $50,259 on December 31, 1996. The increase in working capital is primarily attributable to sales of a private offering with proceeds totaling $375,000 in the year ended December 31, 1997.

      The Company's primary source of financing has been proceeds from sales of equity and receivable financing. The Company continues to pursue an equity infusion from a private offering of its common stock.

      During the first half of 1998, the Company intends to raise additional capital through a private offering or debt financing. Furthermore, the Company believes that, in order to achieve aggressive market penetration objectives it may be required to raise additional capital during 1999. No assurances can be given that the Company will be successful in acquiring short-term or long-term financing necessary for operations, or that such a sales program will be successful. Failure to obtain the necessary financing will materially adversely affect the Company's ability to continue operations.

ITEM 7.     FINANCIAL STATEMENTS:

      The Company's financial statements for the years ended December 31, 1997 and 1996 are included on pages F-1 through F-18.

                                    PART III

ITEM 8.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.:

      The information required by Item 8 is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders under the caption "Election of Directors" and the information required by Item 8 concerning compliance with Section 16(a) of the Exchange Act.

      On January 2, 1998 Samuel Garst resigned as President and Chief Executive Office of the Company. Mr. Garst resigned as a member of the board of directors at the same time.

      Mr. Gary Borglund is acting as President and Chief Executive Officer. Mr. Borglund is not compensated as an employee.

      During May 1996, Robert H. Gilbertson, the Company's founder, Chairman of the Board and former Chief Executive Officer, retired. Mr. Gilbertson served as Chief Executive Officer from inception until EPA registration was granted on January 30, 1996

ITEM 9.     EXECUTIVE COMPENSATION:

      The information required by Item 9 is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 10.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

      The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders under the caption "Principal Stockholders; Management Shareholdings."

ITEM 11.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS:

      The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders under the caption "Certain Relationships, Transactions."

ITEM 12.    EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   Exhibits.

      The following Exhibits are included in this report: See "Exhibit Index" on page E-1 immediately following the Financial Statements of this Form 10-KSB.

      (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the year ended December 31, 1997.

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

                                       NORTECH FOREST TECHNOLOGIES, INC.
                                                                ("Company")


Dated: March 24, 1998                  /s/Gary Borglund
                                       -----------------------------------------
                                       Gary Borglund, Acting President and
                                       Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

      Each person whose signature appears below constitutes and appoints Gary Borglund as his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent, each or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


Signature and Title                                                   Date
-------------------                                                   ----

/s/Gary Borglund                                                 March 24, 1998
----------------------------------------------------             --------------
Gary Borglund , Acting President, Chief Executive
Officer and Director (Principal Executive Officer
and Principal Financial and Accounting Officer)


/s/ Robert H. Gilbertson                                         March 24, 1998
----------------------------------------------------             --------------
Robert H. Gilbertson, Chairman


/s/ Calvin E. Blanchard                                          March 24, 1998
----------------------------------------------------             --------------
Calvin E. Blanchard, Chief Operating Officer
and Director

                       NORTECH FOREST TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                       NORTECH FOREST TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




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

To The Board of Directors
NORTECH FOREST TECHNOLOGIES, INC.
Minneapolis, Minnesota


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying balance sheets of Nortech Forest Technologies, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortech Forest Technologies, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Nortech Forest Technologies, Inc. will continue as a going concern. As discussed in Note 20 to the financial statements, the Company's accumulated deficit and lack of profitable operations raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stirtz Bernards Boyden Surdel & Larter, P.A.


Edina, Minnesota
February 5, 1998, except for Note 17 as to which the date is March 6, 1998

                       NORTECH FOREST TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                                                                DECEMBER 31,
                                                                      -------------------------------
                                                                          1997                1996
                                                                      -----------         -----------
                          ASSETS

Current assets:
     Cash                                                             $    14,298         $    34,578
     Accounts receivable (no allowance for doubtful accounts
      deemed necessary)                                                   215,419                --
     Inventories                                                           81,024              36,949
     Prepaid expenses                                                       5,356               4,928
                                                                      -----------         -----------
          Total current assets                                            316,097              76,455
                                                                      -----------         -----------
Property and equipment                                                     66,019              78,155
Less accumulated depreciation                                             (34,075)            (37,750)
                                                                      -----------         -----------
                                                                           31,944              40,405
                                                                      -----------         -----------
Organization costs, net of accumulated amortization of $628 in
 1997 and $587 in 1996                                                       --                    41
Patent and trade secret costs, net of accumulated amortization
 of $-0- in 1997 and 1996                                                    --                38,409
Other assets                                                                5,149               3,250
                                                                      -----------         -----------
                                                                            5,149              41,700
                                                                      -----------         -----------
                                                                      $   353,190         $   158,560
                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Line-of-credit                                                       151,880         $      --
     Accounts payable -Trade                                               70,847              76,958
     Notes payable - Other                                                   --                30,000
     Accrued expenses                                                      19,156              19,756
                                                                      -----------         -----------
          Total current liabilities                                       241,883             126,714
                                                                      -----------         -----------
Stockholders' equity (deficit):
     Preferred stock; par value $.01 per share; 500,000 shares
      authorized, none issued                                                --                  --
     Common stock; par value $.01 per share; 3,750,000 shares
      authorized; issued and outstanding, 1,762,880 shares at
      December 31, 1997 and 1,509,900 shares at December
      31, 1996                                                             17,629              15,099
     Paid-in capital                                                    1,842,907           1,432,109
     Accumulated deficit                                               (1,749,229)         (1,415,362)
                                                                      -----------         -----------
          Total stockholders' equity (deficit)                            111,307              31,846
                                                                      -----------         -----------
                                                                      $   353,190         $   158,560
                                                                      ===========         ===========


                       See Notes to Financial Statements

                       NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS



                                                                YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                               1997                1996
                                                            -----------         -----------
Sales                                                       $   618,562         $   205,154

Cost of sales                                                   217,950              83,841
                                                            -----------         -----------
          Gross profit                                          400,612             121,313
                                                            -----------         -----------
Expenses:
     Administrative expenses                                    354,827             249,277
     Sales and marketing                                        312,755             145,020
     Research and development expenses                           13,185              41,826
                                                            -----------         -----------
                                                                680,767             436,123
                                                            -----------         -----------

          Net loss from operations                             (280,155)           (314,810)

Write-off of patent costs                                       (38,409)               --
Interest expense                                                 (9,390)            (41,101)
Loss on disposal of assets                                       (6,776)               --
Sale of license rights                                             --               150,000
Other income                                                        863              42,116
                                                            -----------         -----------
          Net loss                                          $  (333,867)        $  (163,795)
                                                            ===========         ===========



Net loss per common share                                   $      (.20)        $      (.14)
                                                            ===========         ===========

Weighted average number of common shares outstanding          1,708,008           1,194,253
                                                            ===========         ===========


                       See Notes to Financial Statements

                       NORTECH FOREST TECHNOLOGIES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                 COMMON STOCK
                                                          ------------------------      PAID-IN      ACCUMULATED
                                                            SHARES         AMOUNT       CAPITAL        DEFICIT         TOTAL
                                                          -----------   -----------   -----------    -----------    -----------

BALANCE, December 31, 1995                                  1,065,375   $    10,654   $   982,526    $(1,251,567)   $  (258,387)
                                                          -----------   -----------   -----------    -----------    -----------
     Issuance of stock to former warrant holders               30,833           308          (308)          --             --

     Debt conversion to equity                                123,077         1,231       158,769           --          160,000

     Sale of stock for cash                                   284,615         2,846       337,154           --          340,000

     Offering costs                                              --            --         (52,472)          --          (52,472)

     Issuance of stock in exchange for accounts payable         6,000            60         6,440           --            6,500

     Net loss                                                    --            --            --         (163,795)      (163,795)
                                                          -----------   -----------   -----------    -----------    -----------

BALANCE, December 31, 1996                                  1,509,900        15,099     1,432,109     (1,415,362)        31,846

     Debt conversion to equity                                 19,230           192        24,808           --           25,000

     Sale of stock for cash                                   233,750         2,338       371,662           --          374,000

     Offering costs                                              --            --         (38,172)          --          (38,172)

     Issuance of stock options and warrants in exchange
      for services                                               --            --          52,500           --           52,500

     Net loss                                                    --            --            --         (333,867)      (333,867)
                                                          -----------   -----------   -----------    -----------    -----------

BALANCE, December 31, 1997                                  1,762,880   $    17,629   $ 1,842,907    $(1,749,229)   $   111,307
                                                          ===========   ===========   ===========    ===========    ===========


                       See Notes to Financial Statements

                       NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                          Increase (Decrease) In Cash


                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                                 1997            1996
                                                               ---------      ---------
Cash flows from operating activities:
  Net loss                                                     $(333,867)     $(163,795)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
     Loss on sale of equipment                                     6,776           --
     Issuance of stock options in exchange for services           52,500           --
     Write-off of patent costs                                    38,409           --
     Depreciation                                                 12,036         14,237
     Amortization                                                     41            127
     Accounts receivable                                        (215,419)         3,104
     Inventories                                                 (44,075)       (11,224)
     Accounts payable - trade                                     (6,111)       (77,510)
     Accrued expenses                                               (600)        (1,153)
     Prepaid expenses and other assets                            (2,328)         1,572
                                                               ---------      ---------
          Net cash flows from operating activities              (492,638)      (234,642)
                                                               ---------      ---------

Cash flows from investing activities:
  Purchase of property and equipment                             (10,920)          --
  Patent and trade secret costs                                     --           (4,052)
  Proceeds from sale of equipment                                    570           --
                                                               ---------      ---------
          Net cash flows from investing activities               (10,350)        (4,052)
                                                               ---------      ---------
Cash flows from financing activities:
  Sale of stock/exercise of warrants for cash                    374,000        340,000
  Offering costs                                                 (38,172)       (52,472)
  Line-of-credit                                                 151,880        (97,000)
  Advances from related parties/others                              --          226,000
  Payments of notes to related parties/others                     (5,000)      (167,000)
  Payments of long-term debt                                        --           (7,175)
                                                               ---------      ---------
          Net cash flows from financing activities               482,708        242,353
                                                               ---------      ---------
          Net increase (decrease) in cash                        (20,280)         3,659

Cash, beginning of year                                           34,578         30,919
                                                               ---------      ---------
Cash, end of year                                              $  14,298      $  34,578
                                                               =========      =========


                       See Notes to Financial Statements

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business

     Nortech Forest Technologies, Inc. (the Company), manufacturers and markets Tree Guard(r) brand deer repellent, and is engaged in the development of products designed to protect plants, trees and landscaping from damage by animals and certain acts of nature. In addition to Tree Guard, the Company sells a deer repellent to Voluntary Purchasing Groups (VPG) of Bonham, Texas, under a private label agreement. Under this agreement, the Tree Guard formulation is sold in bulk, tanker truckloads, for repacking under the Ferti-lome "This 1 Works" brand name owned by VPG. The Company is currently in the preliminary stages of developing two new products that are each derived from the proprietary technology of Tree Guard. Management believes such technology can serve as the foundation for additional products in the future.

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

     Concentration of Credit Risks

     Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers to minimize the credit risk, and collateral is generally not required. The Company has not experienced any significant losses related to their trade accounts receivable.

     During 1997, three customers accounted for 46.2% of the Company's sales.

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

                                   (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

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

     Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (see
     Note 9). Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied (see Note 9).

     Advertising

     The Company expenses advertising costs as incurred. Advertising costs charged to operations were $104,743 in 1997 and $11,958 in 1996.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided for on a straight-line basis over the assets' estimated useful lives of three to seven years.

                                  (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

     Patent and Trade Secret Costs

     The costs associated with the patent application process were capitalized with the intent of amortizing them on a straight-line basis over the life of the patent, once the patent was obtained. During 1997, the Company received notification that it's patent application was denied. These costs associated with the patent application were written off during the first quarter of 1997.

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

     Income Taxes

     The Company has implemented Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".


2. INVENTORIES

     Inventories at December 31 consisted of the following:


                                  1997        1996
                                -------     -------
             Raw materials      $57,361     $32,178
             Finished goods      23,663       4,771
                                -------     -------
                                $81,024     $36,949
                                =======     =======

                                  (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:


                                           1997        1996
                                         -------     -------

              Furniture and fixtures     $33,355     $33,355
              Office equipment            22,683      33,317
              Warehouse equipment          6,639       7,641
              Leasehold improvements       3,342       3,842
                                         -------     -------
                                         $66,019     $78,155
                                         =======     =======

4. LINE-OF-CREDIT

     Effective July 1997, the Company secured a $200,000 revolving line-of-credit with Itasca Business Credit LLC. Under this agreement 75% of amounts invoiced are advanced up to a maximum of $200,000. This line-of-credit is secured by the Company's accounts receivable, inventories, and substantially all assets of the Company and accrues interest at 10% over the prime rate, with a minimum monthly interest charge of $1,000 (18% at December 31, 1997). The outstanding principle at December 31, 1997 was $151,880, with $7,757 available.


5. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable consisted of the following:


                                                           1997         1996
                                                        ---------     -------

       12% unsecured convertible subordinated notes
         payable issued to outside investors            $    --       $30,000
                                                        =========     =======


During 1997, $25,000 of the subordinated debt was converted to equity and the balance of $5,000 was repaid.

                                  (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

6. INCOME TAXES

     At December 31, 1997, the Company has operating loss carryforwards for tax purposes of approximately $1,725,700, which expire through 2012. The Company has fully reserved the tax benefit of the operating loss carryforwards and the temporary difference related to deferred costs, amounting to approximately $684,900, because the likelihood of realization of the benefit cannot be established.

     The Internal Revenue Code contains provisions that may limit the operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.


7. RELATED PARTY TRANSACTIONS

     Effective June 30, 1995, the Company acquired from Nordic National Group ("Nordic") all of the assets and proprietary rights with respect to three product formulas and product lines for $14,001. The former chairman of the Company controls Nordic. As of December 31, 1996, the Company sold back the proprietary rights to Nordic National for the original purchase price.

     During October 1996, holders of convertible promissory notes converted $160,000 of the debt to common stock at a conversion price of $1.30 per share, including $100,000 owed to stockholders and directors of the Company.

     During March 1997, holders of convertible promissory notes converted $25,000 of the debt to common stock at a conversion price of $1.30 per share.


8. LEASE

     Effective January 1, 1994, the Company entered into a non-cancelable lease agreement for office space, which was renewed through September 30, 1998. Under the current lease, gross monthly rent was $3,250 per month through September 30, 1996, and $2,095 per month through September 30, 1998, plus utilities and a prorated portion of operating expenses and property taxes. Rent expense was $25,140 in 1997 and $35,100 in 1996.

                                  (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

9. EQUITY

     Warrants

     During 1996, outside investors were issued three-year warrants to acquire 100,250 shares at a price of $1.30 per share of the Company's common stock in connection with the initial closing on the Company's $1.5 million pending private placement. Under the terms of a management consulting agreement between the Company and Red Oak Management, warrants to purchase 28,462 shares of the Company's common stock at $1.31 per share were also issued. In addition, a director/stockholder was issued five-year warrants to acquire 3,750 shares of common stock at an exercise price of $4.00 per share in connection with the unsecured debt financing in Note 5.

     During 1997, the Company completed a second closing on its pending private equity placement, receiving cash proceeds of $374,000, including $150,000 from an investor who became CEO and a Director of the Company, in exchange for 233,750 shares of its common stock at $1.60 per share. In connection with these sales of common stock, the Company issued some of the investors three-year warrants to purchase 70,000 shares of common stock at an exercise price of $1.60 per share. Under the terms of the 1996 management consulting agreement, warrants to purchase 21,875 shares of the Company's common stock at $1.76 per share were also issued. In addition, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for consulting services rendered, of which 50,000 shares were cancelled during 1998.

     During 1997, in connection with a two-year employment agreement with an investor to serve as chief executive officer, the Company granted three-year warrants to purchase 30,000 shares at $1.60 per share (included with the 74,800 shares related to the private equity placement), which were cancelled during 1998 (see Note 17).

     Following is a summary of transactions:

                                                  WARRANTS
                                           ---------------------
                                            1997           1996
                                           -------       -------
       Outstanding, beginning of year      137,213         4,751
       Issued during the year              191,875       132,462
       Exercised during the year              --            --
       Forfeited during the year           (80,000)         --
                                           -------       -------
          Outstanding, end of year         249,088       137,213
                                           =======       =======

     Stock Option Plan

     During 1996, the Company issued options to outside directors to purchase 7,500 shares of common stock at $4 per share, through the year 2006, all of which were cancelled during 1997. In addition, the Company issued options to directors/employees of the Company to purchase 88,750 shares of common stock at $1.60 per share, through the year 2006.

                                  (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

9. EQUITY (CONTINUED)

     Stock Option Plan (Continued)

     During 1997, in connection with a two-year employment agreement with an investor to serve as chief executive officer (CEO), the Company granted a ten-year option to purchase 75,000 shares of common stock at $1.50 per share. Subsequent to year-end the CEO was terminated and the deferred compensation relating to the option was written-off as of December 31, 1997 (see Note 17). The Company also granted a director/employee of the Company a ten-year option to purchase 75,000 shares of common stock at $1.50 per share. In addition, the Company granted a former CEO, a ten-year option to purchase 15,000 shares of common stock at $1.60 per share in connection with a severance agreement and a ten-year option to purchase 3,750 shares of common stock at $4.00 per share to a director and chairman.

     The Company's stock option plan authorizes the granting of options to its qualified and unqualified employees, investors, and outside directors for up to 200,000 shares of common stock. Under the plan, the exercise price of each option equals the market price of the Company's stock on the grant date, and an option's maximum term is ten years and they vest at the end of 3 years.

     A summary of the status of the Company's stock option plan as of December 31, 1997 and 1996, and the changes during the year ending December 31, 1997 and 1996 are as follows:

                                                                   WEIGHTED-
                                                                    AVERAGE
                    FIXED OPTIONS                   SHARES       EXERCISE PRICE
-----------------------------------------------     ------       --------------

January 1, 1996                                      2,500           $1.00
  Granted                                           96,250            1.79
  Exercised                                           --              --
  Forfeited                                           --              --
                                                   -------           -----
December 31, 1996                                   98,750            1.77
                                                   -------           -----
Exercisable at December 31, 1996                    46,875
                                                   =======

Weighted-average fair value of options granted
  during the year                                    $ .70
                                                   =======

January 1, 1997                                     98,750            1.77
  Granted                                          168,750            1.56
  Exercised                                           --              --
  Forfeited                                       (113,562)           1.69
                                                   -------           -----
December 31, 1997                                  153,938            1.60
                                                   -------           -----
Exercisable at December 31, 1997                   153,938
                                                   =======
Weighted-average fair value of options granted
  during the year                                    $ .79
                                                   =======

                                  (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

9. EQUITY (CONTINUED)

Stock Option Plan (Continued)

The following table summarizes information about fixed options outstanding at December 31, 1997:


                                   OUTSTANDING OPTIONS                          EXERCISABLE OPTIONS
                    ------------------------------------------------     ------------------------------
                                         WEIGHTED
                     NUMBER OF            AVERAGE         WEIGHTED         NUMBER          WEIGHTED
   RANGE OF        OUTSTANDING AT        REMAINING        AVERAGE      EXERCISABLE AT       AVERAGE
EXERCISE PRICES     DECEMBER 31      CONTRACTUAL LIFE  EXERCISE PRICE    DECEMBER 31     EXERCISE PRICE
---------------     -----------      ----------------  --------------    -----------     --------------

$  1.00 to 4.00       153,938           9.5 years      $    1.60            153,938      $    1.60


     The Company applies APB Opinion 25 in accounting for its fixed stock compensation plan. Compensation cost charged to operations for the intrinsic value of stock options was $15,000 in 1997 and $-0- in 1996. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been increased as follows:


                                        1997                   1996
                                    ------------          ------------
Net loss
     As reported                    $  (333,867)          $  (163,795)
                                    ============          ============
     Pro forma                      $  (451,955)          $  (241,007)
                                    ============          ============
Primary earnings per share

     As reported                    $      (.20)          $      (.14)
                                    ============          ============
     Pro forma                      $      (.26)          $      (.20)
                                    ============          ============


10. MANUFACTURING AND PACKAGING AGREEMENT

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



                                  (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

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

     Supply Agreement

     In connection with the license agreement, a supply agreement was also entered into between the Company and Macfarlan. The agreement is for a term of five years and covers the Company's supply of denotonium benzoate, as sold under Macfarlan's trademark "Bitrex" for the United States and Canada. Under this agreement, Macfarlan has become the Company's exclusive supplier of denotonium benzoate. There are alternative sources to "Bitrex", and therefore a disruption in the supply from Macfarlan would have a minimal impact on operations. The agreement also grants from Macfarlan to the Company, the right to use the "Bitrex" trademarks in connection with purchases of "Bitrex" under the Supply Agreement. The agreement contains no minimum purchase provision.


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


13.  EMPLOYEE BENEFIT PLAN

     Effective April 1997, the Company adopted an employee benefit plan which qualifies under Internal Revenue Code 401(k). The Savings Incentive Match Plan for Employees (SIMPLE IRA) covers employees who have earned $5,000 during the preceding year.

     For calendar year 1998, the Company will make matching contributions in an amount equal to 100% of the employees elective deferral not to exceed 1% of salary.


                                  (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

14. FEDERAL REGISTRATION

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


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996, and the methods and assumptions used to estimate such fair values, are as follows:

          Cash and Accounts Receivable

          The Fair values of cash and accounts receivable approximate the carrying amounts because of the short maturity of those financial instruments.

          Notes Payable

          The fair values of the notes payable approximate the carrying amounts, as the variable interest rates on these notes approximate the current interest rates for similar notes payable and because of the short maturity of the notes.


16. SEASONAL NATURE OF SALES

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

                                  (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


17. LITIGATION

     The Company entered into a two-year employment agreement effective April 17, 1997, with an investor who was appointed Chief Executive Officer and Board member, with a base salary of $65,000 per year. In connection with the employment agreement, the Company granted an option to purchase 75,000 shares of common stock at $1.50 per share for a ten-year period and warrants to purchase 30,000 shares of stock in connection with the purchase of 93,750 shares at $1.60 per share. Subsequent to year end, the Company terminated the employee and the options were cancelled in accordance with the employment agreement.

     Subsequent to year end, the former employee brought an action against the Company in an employment-related lawsuit. The lawsuit was settled March 6, 1998, and resulted in the Company buying back 93,750 shares of common stock and related warrants for $157,500, plus interest at 9.5% through March 2002.


18. GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses of $333,867 in 1997 and $163,795 in 1996 and has incurred losses since inception of $1,749,229.

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

                                  (Continued)

                       NORTECH FOREST TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                     1997          1996
                                                  --------      --------

Cash payments for interest                        $  9,390      $ 42,259
                                                  ========      ========
Non-cash investing and financing activities:

  Conversion of 12% unsecured convertible
    subordinated promissory notes to equity         25,000      $160,000
                                                  ========      ========
Write-off of trade secret costs                   $ 38,409      $ 14,001
                                                  ========      ========

                        NORTECH FOREST TECHNOLOGIES, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                       PAGE NUMBER IN SEQUENTIALLY
                                                                       NUMBERED FORM 10-KSB OR
ITEM NO.       ITEM                                                    INCORPORATION BY REFERENCE TO
--------       ----                                                    -----------------------------
 3.1           Certificate of Incorporation of the                     Exhibit 3.1 to the Company's Form
               Company, as amended                                     10-KSB for the fiscal year ended 12/31/95

 3.2           Bylaws of the Company, as amended                       Exhibit 3-2 to the Company's Form
                                                                       10-KSB for the fiscal year ended 12/31/93

 10.1*         1995-1996 Incentive Stock Option                        Exhibit 10-1 to the Company's Form
               Plan and form of Agreement                              10-KSB for the fiscal year ended 12/31/95

 10.2*         1995-1996 Nonqualified Stock                            Exhibit 10-2 to the Company's Form
               Option Plan and form of Agreement                       10-KSB for the fiscal year ended 12/31/95

 10.3*         Employment Agreement dated 1/6/98                       Exhibit 10.3 to the Company's Form
               with Calvin E. Blanchard                                10-KSB for the fiscal year ended 12/31/97

 10.4          Toll Manufacturing and Packaging                        Exhibit 10-3 to the Company's Form
               Agreement with Dyno Polymers                            10-KSB for the fiscal year ended 12/31/94
               Minnesota Incorporated dated 4/5/94

 10.5          Security agreement with Itasca Business                 Exhibit 10.16 to the Company's Form 10-QSB
               Credit, LLC, July 30, 1997                              for the quarterly period ended June 30, 1997

 10.6          Security agreement, subordination agreement,            Exhibit 10.6 to the Company's Form 10-KSB
               Settlement and Release, Escrow agreement                for the fiscal year ended 12/31/97
               between Northech Forest Technologies, Inc.
               and Samuel D. Garst.

 10.7          Repackaging Agreement dated 7/3/96 with Voluntary                      ----
               Purchasing Groups (VPG)

 10.8**        Distribution/Repackaging Agreement dated 8/1/96                        ----
               with LESCO, Inc.

 10.9          Technology Licensing Agreement dated 11/1/96 with                      ----
               Macfarlan Smith Ltd.

 10.10**       Supply Agreement dated 11/1/96 with Macfarlan                          ----
               Smith Ltd.

 10.11         Investment Agreement dated 10/9/96 with Richard                        ----
               Neslund

 10.12         Distribution/Packaging Agreement dated 10/7/97                         ----

 27            Financial Data Schedule (filed with electronic version                 ----
               only)

----------------------------

*  Management agreement or compensatory plan or arrangement.
** Confidential Treatment has been requested on certain information pertaining to these exhibits