Form 10QSB
period 1998-03-31
NORTECH FOREST TECHNOLOGIES INC
filed 1998-05-12
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from:______________ to _________________

                         Commission File No. 33-21842-C

                        NORTECH FOREST TECHNOLOGIES, INC.
        ----------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Charter)

           DELAWARE                                            06-1342912
-------------------------------                         ------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer Identi-
 Incorporation or Organization)                             fication Number)


                         7600 WEST 27TH STREET, NO. B11
                         ST. LOUIS PARK, MINNESOTA 55426
        ----------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (612) 922-2520
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

As of March 31, 1998, the Registrant had 1,669,130 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____ No __X__.

ITEM 1. FINANCIAL STATEMENTS

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1997 and March 31, 1998 and the related statements of operations and cash flows for the three months ended March 31, 1998 and 1997, respectively. In the opinion of management of the Registrant, the unaudited financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The unaudited financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1997.

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

                        NORTECH FOREST TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                     March 31,        December 31,
                                                       1998               1997
                                                     ---------         ---------
                                                    (Unaudited)
Current assets:
     Cash                                            $  12,497         $  14,298
     Accounts receivable                               133,035           215,419
     Inventories
        Finished goods                                  15,316            23,663
        Raw materials                                   47,463            57,361
     Prepaid expenses                                    4,623             5,356
                                                     ---------         ---------
         Total current assets                          212,934           316,097
                                                     ---------         ---------

Long-term assets:
     Equipment                                          66,019            66,019
     Accumulated depreciation                          (36,787)          (34,075)
                                                     ---------         ---------
                                                        29,232            31,944
                                                     ---------         ---------
Other assets:
     Organizational costs, net of accumulated
       amortization of $628 and $617 during
       1998 and 1997, respectively                           0                 0
     Patent costs, net of accumulated
       amortization of -0- and -0- during
       1998 and 1997, respectively (4)                      -0-
     Other assets                                        5,149             5,149
                                                     ---------         ---------
                                                         5,149             5,149
                                                     ---------         ---------
                                                     $ 247,315         $ 353,190
                                                     =========         =========

(1) See Note 1 to the financial statements.
(4) See Note 4 to the financial statements.

                                                         March 31,          December 31,
                                                           1998                 1997
                                                        -----------         -----------
                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
     Line of credit                                     $    99,013         $   151,880
     Accounts payable - trade                                91,873              70,847
     Note payable - other                                   158,788                  -0-
     Accrued expenses                                        10,380              19,156
                                                        -----------         -----------
           Total current liabilities                        360,054             241,883
                                                        -----------         -----------


Stockholders' equity:
     Preferred Stock, par value $.01 per share;
       500,000 shares authorized, none issued                  --                  --
     Common Stock, par value $.01 per share;
       3,750,000 shares authorized; issued and
       outstanding, 1,669,130 shares at March
       31, 1998 and 1,762,880 shares at December
       31, 1997                                              16,691              17,629
     Paid in capital                                      1,693,845           1,842,907
     Accumulated deficit                                 (1,823,275)         (1,749,229)
                                                        -----------         -----------
           Total stockholders' equity                      (112,739)            111,307
                                                        -----------         -----------
                                                        $   247,315         $   353,190
                                                        ===========         ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three months ended March 31,
                                        1998                1997
                                    -----------         -----------

Sales                               $    86,645         $    53,551

Cost of sales                            35,281              24,150
                                    -----------         -----------

      Gross profit                       51,364              29,401
                                    -----------         -----------

Operating expenses:
   Administrative                        81,263             113,683
  Sales and marketing                    36,538              53,854
  Research and development                  -0-              10,209
                                    -----------         -----------
                                        117,801             177,746
                                    -----------         -----------

      Net loss on operations            (66,437)           (148,435)

Other income and expense
      Interest income                       143                  -0-
      Interest expense                   (7,753)               (320)
                                    -----------         -----------
    Net loss                        $   (74,047)        $  (148,665)
                                    ===========         ===========

Net loss per common share           $      (.04)        $      (.09)
                                    ===========         ===========

Outstanding shares of
   common stock                       1,669,130           1,654,130
                                    ===========         ===========


(4) See Note 4 to the financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                           Three months ended March 31,
                                                             1998               1997
                                                           ---------         ---------
Cash flows from operating activities:
     Net loss (4)                                          $ (74,047)        $(148,665)
     Adjustments to reconcile net loss to
       net cash flows from operating activities
        Amortization                                            --                  31
        Depreciation (4)                                       2,712             8,858
          Note payable issued for services                     7,500              --
          Accounts receivable                                 82,384            10,815
          Inventories                                         18,245            (2,097)
     Accounts payable                                         21,026           (40,377)
     Accrued expenses                                         (7,488)          (10,040)
        Other                                                    735            (1,255)
                                                           ---------         ---------
           Net cash flows from operating activities           51,067          (182,730)
                                                           ---------         ---------

Cash flows from investing activities:
     Purchase of long-term assets                                -0-             (1329)
     Patent costs (4)                                            -0-               -0-
                                                           ---------         ---------
     Net cash flows from investing activities                    -0-            (1,329)
                                                           ---------         ---------

Cash flows from financing activities:
     Bank line-of-credit                                     (52,868)              -0-
     Sale of stock for cash                                      -0-           200,000
     Payment of long-term debt                                   -0-               -0-
     Note payable - related party                                -0-               -0-
     Note payable - other                                        -0-               -0-
                                                           ---------         ---------
Net cash flows from financing activities                     (52,868)          200,000
                                                           ---------         ---------

            Net increase (decrease) in cash                   (1,801)           15,941

Cash, beginning of period                                     14,298            34,577
                                                           ---------         ---------

Cash, end of period                                        $  12,497         $  50,518
                                                           =========         =========


(4) See Note 4 to financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                 THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

1.    CONDENSED FINANCIAL STATEMENTS
      The financial statements included herein have been prepared by Nortech Forest Technologies, Inc., a Delaware corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. Nortech Forest Technologies, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited financial statements be read in conjunction with the December 31, 1997 audited financial statements and the accompanying notes thereto. Although audited, the balance sheet at December 31, 1997 does not include the information and notes required by generally accepted accounting principles for complete financial statements. Although management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Nortech Forest Technologies, Inc. later in the year.

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

3.    EQUITY
      In the quarter ended March 31, 1998, the Company sold no Common Stock.

4.    SEASONAL NATURE OF SALES
      Although the Company has insignificant sales history, management believes that, under normal circumstances, the Company will experience seasonal demand for its products. The Company believes that peak sales are most likely to occur just prior to customers' applications of TREE GUARD during the spring and fall. Other seasonal factors are weather conditions in areas which freeze, and the buying patterns of certain distribution channels.

5.    GOING CONCERN
      As stated in Note 18 of the Company's audited financial statements for the year ended December 31, 1997, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses of $163,795 in 1996 and $542,950 in 1995. As of March 31, 1998, the Company has accumulated losses of $74,047 for the first three months of 1998 for a total loss accumulated loss of $1,823,275.

                        NORTECH FOREST TECHNOLOGIES, INC.
                        MANAGEMENT DISCUSSION & ANALYSIS

                  THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause the Company's actual results to differ materially from current expectations are the following: business conditions and growth in the plant protection industry and the general economy; competitive factors such as rival manufacturers and sellers of plant and tree protection products and price pressures; availability of product component chemicals at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

GENERAL

The Company manufactures and markets TREE GUARD(R), a proprietary, ready-to-use product that the Company developed to deter deer and other animals and wildlife from browsing and destroying value-added trees, shrubs, flowering ornamentals, and other landscape and forest resources. The Company manufactures substantially the same product as TREE GUARD, which is packaged and sold under two alterate brands labeled as "THIS 1 WORKS" DEER REPELLENT and the "Grants Repels Deer" Deer Repellent. TREE GUARD, THIS 1 WORKS, AND GRANT'S REPELS DEER are registered by the U.S. Environmental Protection Agency (EPA) under registration number 66676-1 issued to the Company on January 30, 1996.

RESULTS OF OPERATIONS

Sales:
Net sales for the first quarter ended March 31, 1998 were $86,645 compared to $53,551 for the first quarter last year. Although sales during the first quarter reflect improved performance compared to the same period last year, the Company's progress in expanding sales was limited. While distribution agreements are now in place with several relatively new distributors with sales records less than one year, sales into the future may be limited by the need for capital to finance sales programs common within the trade.

Although the Company has expanded its distribution significantly during the last several quarters, the degree to which sales can be expanded during 1998 and beyond will be largely subject to the Company's ability to raise additional capital to fund sales and marketing activities. (see Liquidity and Capital Resources).

Gross Profit and Gross Profit Margin:
For the second quarter ended March 31, 1998, gross profit was $51,364, or 59.3% of sales, compared to $29,401, or 54.9% of sales, during the same period last year. The increase in gross profit, as a percentage of sales, was due primarily to production efficiencies. Sales to Private brand products have lower margins than the Company's own brand. Increased sales of private brand products may lower gross profit margins.

Administrative Expense. During the first quarter ended March 31, 1998, administrative expense was $81,263 compared to $113,683 during the first quarter last year. The decrease was primarily due to write off of patent costs of $37,159 during the first quarter of 1997.

Sales and Marketing Expense. During the First quarter ended March 31, 1998, sales and marketing expense was $36,538 compared to $83,157 during the first quarter last year. The decrease was due to decreased advertising, public relations, trade show, travel and other marketing expenses.

Research and Development Expense. During the first quarter ended March 31, 1998, research and development expense was $0 compared to $10,209 for the first quarter last year. The Company has chosen to spend its limited funds on sales and marketing rather than continued research and development at this time.

Interest Expense. During the first quarter ended March 31, 1998, interest expense was $7,753 compared to $320 during the first quarter last year. The increase in interest expense was due to the Company offering dating to its customers in the fall of 1997. As is customary in the lawn and garden industry delayed payment terms are offered in the fall for spring sales. Sales made in the fall of 1997 are then due May 10, 1998.

Net Loss. For the reasons discussed above, the Company incurred a net loss of $74,048 or $.04 per share, for the first quarter ended March 31, 1998, compared to a net loss of $148,665, or $.09 per share, during the first quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1998, the Company had current assets of $212,933, current liabilities of $360,053, and negative working capital of $112,740 compared to current assets of $97,747, current liabilities of $46,247 and working capital of $51,500 on March 31, 1997. The decrease in working capital was primarily due to a settlement with a former executive officer for $158,788.

If additional capital is raised, there is no assurance that it will be under terms that will be attractive to the Company. Even if the Company is successful in raising additional capital in the near future, management believes that, in order to achieve aggressive market penetration objectives, it may be required to raise additional capital during 1998 or 1999.

Although the Company has established new customer relationships that it believes are strategically important in the long term, and has increased its level of sales experience significantly, no assurances can be given that the Company's sales results will be sufficient to enable the Company to achieve its financing requirements or to operate profitably.


ITEM 1. LEGAL PROCEEDINGS.

Samuel D. Garst and Nortech Forest Technologies, Inc. settled all claims that have been made or could have been made in a complaint dated February 9, 1998. The Company agreed to pay Garst $157,500 plus interest on the outstanding balance, in consecutive monthly installments of $7,000 commencing April 1, 1998. See note 10.6 of the Company's 1997 10K.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits.
      For the quarter ended March 31, 1998, no exhibits are submitted.

b)    Form 8-K
      For the quarter ended March 31, 1998, the Company did not file any reports on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         NORTECH FOREST TECHNOLOGIES, INC.
                                         (the "Registrant" or "Company")




Dated: 5-12-98                           By: /s/ Calvin E. Blanchard
      ----------------                      ------------------------------------
                                            Calvin E. Blanchard
                                            Chief Operating Officer