Form 10QSB
period 1998-06-30
NORTECH FOREST TECHNOLOGIES INC
filed 1998-08-13
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past
90 days. Yes _X_    No ___

As of June 30, 1998, the Registrant had 2,161,100 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes___No_X_.

ITEM 1. FINANCIAL STATEMENTS

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1997 and June 30, 1998 and the related statements of operations and cash flows for the six months ended June 30, 1998 and 1997, respectively. In the opinion of management of the Registrant, the unaudited financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The unaudited financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1997.

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

                        NORTECH FOREST TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                  June 30,       December 31,
                                                    1998            1997
                                                 ---------       ---------
                                                (Unaudited)
Current assets:
   Cash                                          $  51,434       $  14,298
   Accounts receivable                             125,224         215,419
   Stock subscription receivable                   120,000             -0-
   Inventories
      Finished goods                                 3,615          23,663
      Raw materials                                 56,023          57,361
   Prepaid expenses                                  5,610           5,356
                                                 ---------       ---------
         Total current assets                      361,906         316,097
                                                 ---------       ---------
Long-term assets:
   Equipment                                        66,019          66,019
   Accumulated depreciation                        (39,498)        (34,075)
                                                 ---------       ---------
                                                    26,521          31,944
                                                 ---------       ---------
Other assets:
   Organizational costs, net of accumulated
     amortization of $628 and $617 during
     1998 and 1997, respectively                         0               0
   Patent costs, net of accumulated
     amortization of -0- and -0- during
     1998 and 1997, respectively (4)                   -0-
   Other assets                                      3,250           5,149
                                                 ---------       ---------
                                                     3,250           5,149
                                                 ---------       ---------
                                                 $ 391,677       $ 353,190
                                                 =========       =========

(1) See Note 1 to the financial statements.
(4) See Note 4 to the financial statements.

                                                     June 30,      December 31,
                                                      1998             1997
                                                   -----------     -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
    Line of credit                                 $    87,585     $   151,880
    Accounts payable - trade                            81,719          70,847
    Note payable - other                               140,285             -0-
    Accrued expenses                                    14,873          19,156
                                                   -----------     -----------
        Total current liabilities                      324,462         241,883
                                                   -----------     -----------

Stockholders' equity:
    Preferred Stock, par value $.01 per share;
      500,000 shares authorized, none issued              --              --
    Common Stock, par value $.01 per share;
      3,750,000 shares authorized; issued and
      outstanding, 2,169,100 shares at June
      30, 1998 and 1,762,880 shares at December
      31, 1997                                          21,691          17,629
    Paid in capital                                  1,843,772       1,842,907
    Accumulated deficit                             (1,798,248)     (1,749,229)
                                                   -----------     -----------
        Total stockholders' equity                     (67,215)        111,307
                                                   -----------     -----------
                                                   $   391,677     $   353,190
                                                   ===========     ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three months ended June 30,      Six months ended June 30,
                                          ---------------------------     ---------------------------
                                              1998            1997            1998             1997
                                          -----------     -----------     -----------     -----------

Sales                                     $   217,076     $   145,481     $   303,720     $   199,032

Cost of sales                                  79,581          49,432     $   114,861          73,582
                                          -----------     -----------     -----------     -----------

      Gross profit                            137,495          96,049         188,859         125,450
                                          -----------     -----------     -----------     -----------

Operating expenses:
  Administrative                               66,499          92,705         147,763         162,428
  Sales and marketing                          37,802          83,157          74,340         137,011
  Research and development                        -0-           9,212             -0-          19,421
                                          -----------     -----------     -----------     -----------
                                              104,311         185,074         222,103         318,860
                                          -----------     -----------     -----------     -----------

      Net profit (loss) on operations          33,184         (89,025)        (33,244)       (193,410)

Other income and expense
      Interest income                              72             -0-             215             -0-
      Interest expense                         (8,237)            -0-         (15,990)            320
      Write-off of patent costs(4)                -0-             -0-             -0-         (38,409)
      Loss on disposal of equipment(4)            -0-             -0-             -0-          (5,551)
                                          -----------     -----------     -----------     -----------
      Net Income (loss)                   $    25,019     $   (89,025)    $   (49,019)    $  (237,690)
                                          ===========     ===========     ===========     ===========

Net Income (loss) per common share        $      .012     $      (.05)    $     (.023)    $      (.14)
                                          ===========     ===========     ===========     ===========

Outstanding shares of
   common stock                             2,169,100       1,747,880       2,169,100       1,747,880
                                          ===========     ===========     ===========     ===========


(4) See Note 4 to the financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                  Six months ended June 30,
                                                  -----------------------
                                                      1998         1997
                                                  ---------     ---------
Cash flows from operating activities:
    Net loss (4)                                  $ (49,020)    $(237,690)
    Adjustments to reconcile net loss to
      net cash flows from operating activities
       Amortization                                     -0-            41
       Depreciation (4)                               5,423         6,036
         Accounts receivable                         90,195       (61,401)
         Inventories                                 21,386         3,900
    Accounts payable                                 10,871       (55,307)
    Accrued expenses                                 (5,325)       (4,588)
       Other                                          1,651         5,654
       Loss on disposal of equipment                    -0-         5,551
       Write-off of Patent costs                        -0-        38,409
       Options & Warrants for Services                  -0-        16,875
     Net cash flows from operating activities        75,181      (282,550)
                                                  ---------     ---------

Cash flows from investing activities:
    Purchase of long-term assets                        -0-        (5,252)
    Patent costs (4)                                    -0-           -0-
                                                  ---------     ---------
    Net cash flows from investing activities            -0-        (5,252)
                                                  ---------     ---------
Cash flows from financing activities:
    Bank line-of-credit                             (64,294)          -0-
    Sale of stock for cash                         (115,072)      314,228
    Payment of long-term debt                           -0-        (5,000)
    Note payable - issued for services                7,500           -0-
    Note payable - other                            133,821           -0-
                                                  ---------     ---------
     Net cash flows from financing activities       (38,045)      309,228
                                                  ---------     ---------
            Net increase (decrease) in cash          37,136        21,426

Cash, beginning of period                            14,298        34,578
                                                  ---------     ---------

Cash, end of period                               $  51,434     $  56,004
                                                  =========     =========


(4) See Note 4 to financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

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

3.       EQUITY
         May 24, 1998 400,000 shares of Nortech stock were sold as part of a subscription agreement with a note receivable of $120,000.

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

5.       GOING CONCERN
         As stated in Note 18 of the Company`s audited financial statements for the year ended December 31, 1997, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses of $333,867 in 1997, $163,795 in 1996 and $542,950 in 1995. As of June 30, 1998, the Company
         has accumulated losses of $49,010 for the first six months of 1998 for a total loss accumulated loss of $1,798,248.

                        NORTECH FOREST TECHNOLOGIES, INC.
                        MANAGEMENT DISCUSSION & ANALYSIS

                   SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

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

RESULTS OF OPERATIONS

Sales:
Net sales for the second quarter ended June 30, 1998 were $217,075 compared to $155,524 for the second quarter last year. Although sales during the second quarter reflect improved performance compared to the same period last year, the Company's progress in expanding sales was limited. While distribution agreements are now in place with several relatively new distributors with sales records less than one year, sales into the future may be limited by the need for capital to finance sales programs common within the trade.

Although the Company has expanded its distribution significantly during the last several quarters, the degree to which sales can be expanded during 1998 and beyond will be largely subject to the Company's ability to raise additional capital to fund sales and marketing activities. (see Liquidity and Capital Resources).

Gross Profit and Gross Profit Margin:
For the second quarter ended June 30, 1998, gross profit was $137,494, or 63.3% of sales, compared to $96,551, or 62.1% of sales, during the same period last year. The increase in gross profit, as a percentage of sales, was due primarily to an increase in credit card sales. Sales to Private brand products have lower margins than the Company's own brand. Increased sales of private brand products may lower gross profit margins.

Administrative Expense. During the second quarter ended June 30, 1998, administrative expense was $66,449 compared to $113,683 during the second quarter last year. The decrease was primarily due to increased attention to lowering expenses.

Sales and Marketing Expense. During the second quarter ended June 30, 1998, sales and marketing expense was $37,802 compared to $53,854 during the second quarter last year. The decrease was due to decreased advertising, public relations, trade show, travel and other marketing expenses.

Research and Development Expense During the second quarter ended June 30, 1998, research and development expense was $0 compared to $9,212 for the second quarter last year. The Company has chosen to spend its limited funds on sales and marketing rather than continued research and development at this time.

Interest Expense. During the second quarter ended June 30, 1998, interest expense was $8,165 compared to $320 during the second quarter last year. The increase in interest expense was due to the Company offering dating to its customers beginning in the fall of 1997. As is customary in the lawn and garden industry delayed payment terms are offered in the fall for spring sales. Sales made in the fall of 1997 are then due May 10, 1998.

Net Gain. For the reasons discussed above, the Company incurred a net gain of $25,028 or $.01 per share, for the second quarter ended June 30, 1998, compared to a net loss of $79,648, or $.05 per share, during the second quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1998, the Company had current assets of $361,906, current liabilities of $324,462, and working capital of $37,444 compared to current assets of $177,883, current liabilities of $36,815 and working capital of $141,064 on June 30, 1997. The decrease in working capital was primarily due to a settlement with a former executive officer for $158,788.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 a)   Exhibits.
      For the quarter ended June 30, 1998, no exhibits are submitted.
 b)   Form 8-K

      For the quarter ended June 30, 1998, the Company did not file any reports on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               NORTECH FOREST TECHNOLOGIES, INC.
                                               (the "Registrant" or "Company")




Dated: August 13, 1998                         By:  /s/ Calvin E. Blanchard
       ---------------                              ----------------------------
                                                     Calvin E. Blanchard
                                                     Chief Operating Officer