Form 10QSB
period 1998-09-30
NORTECH FOREST TECHNOLOGIES INC
filed 1998-11-13
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 1998

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


                        2233 UNIVERSITY AVENUE, SUITE 225
                         ST. PAUL, MINNESOTA 55114-1696
       -------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (651) 645-5454
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of September 30, 1998, the Registrant had 2,161,000 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__.

ITEM 1. FINANCIAL STATEMENTS

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1997 and September 30, 1998 and the related statements of operations and cash flows for the nine months ended September 30, 1998 and 1997, respectively. In the opinion of management of the Registrant, the unaudited financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The unaudited financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1997.

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

                        NORTECH FOREST TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                   September 30,     December 31,
                                                       1998              1997
                                                   -----------       -----------
                                                   (Unaudited)
ASSETS

   Current assets:
      Cash                                         $    27,665       $    14,298
      Accounts receivable                              175,446           215,419
      Inventories
         Finished goods                                  8,260            23,663
         Raw materials                                  32,361            57,361
      Prepaid expenses                                   2,950             5,356
                                                   -----------       -----------
            Total current assets                       246,682           316,097
                                                   -----------       -----------

   Long-term assets:
      Equipment                                         66,019            66,019
      Accumulated depreciation                         (42,209)          (34,075)
                                                   -----------       -----------
                                                        23,810            31,944
                                                   -----------       -----------

   Other assets:
      Organizational costs, net of accumulated
        amortization of $628 and $617 during
        1998 and 1997, respectively                          0                41
      Other assets                                       8,090             5,149
                                                   -----------       -----------
                                                         8,090             5,149
                                                   -----------       -----------
                                                   $   278,582       $   353,190
                                                   ===========       ===========

(1)      See Note 1 to the financial statements.
(4)      See Note 4 to the financial statements.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statement at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                     September 30,     December 31,
                                                         1998              1997
                                                     ------------      ------------
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
    Line of credit                                   $    125,072      $    151,880
    Accounts payable - trade                               45,660            70,847
    Note payable - other                                  122,553                 0
    Accrued expenses                                       15,087            19,156
                                                     ------------      ------------
        Total current liabilities                         308,372           241,883
                                                     ------------      ------------


Stockholders' equity:
    Preferred Stock, par value $.01 per share;
      500,000 shares authorized, none issued                   --                --
    Common Stock, par value $.01 per share;
      3,750,000 shares authorized; issued and
      outstanding, 2,169,100 shares at September
      30, 1998 and 1,762,880 shares at December
      31, 1997                                             21,691            17,629
    Paid in capital                                     1,843,772         1,842,907
    Subscription receivable                              (120,000)                0
    Accumulated deficit                                (1,775,253)       (1,749,229)
                                                     ------------      ------------
        Total stockholders' equity                        (29,790)          111,307
                                                     ------------      ------------
                                                     $    278,582      $    353,190
                                                     ============      ============

                        SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three months ended Sept. 30,    Nine months ended Sept. 30,
                                          ----------------------------    ---------------------------
                                              1998            1997            1998            1997
                                          -----------     -----------     -----------     -----------
Sales                                     $   210,306     $   174,521     $   514,026     $   373,554

Cost of sales                                  74,544          60,653         189,406         134,235
                                          -----------     -----------     -----------     -----------

      Gross profit                            135,762         113,869         324,620         239,319
                                          -----------     -----------     -----------     -----------





Operating expenses:
   Administrative                              60,580          87,801         208,342         250,229
   Sales and marketing                         44,454          93,054         118,795         230,065
   Research and development                       -0-          11,143               0          30,564
                                          -----------     -----------     -----------     -----------
                                              105,034         191,998         327,137         510,858
                                          -----------     -----------     -----------     -----------

      Net profit (loss) on operations          30,728         (78,129)         (2,517)       (271,539)

Other income and expense
      Interest income                     $       106               0             321             -0-
      Interest expense                         (7,839)         (1,402)        (23,832)         (1,722)
      Write-off of patent costs (4)                 0               0               0         (38,409)
      Loss on disposal of equipment (4)             0               0               0          (5,551)
                                          -----------     -----------     -----------     -----------
      Net Income (loss)                   $    22,995     $ ( 79,532)     $   (26,024)    $  (317,222)
                                          ===========     ===========     ===========     ===========

Net Income (loss) per common share        $      .011     $      (.05)    $     (.012)    $     (0.19)
                                          ===========     ===========     ===========     ===========

Outstanding shares of
   common stock                             2,169,100       1,752,119       2,169,100       1,698,828
                                          ===========     ===========     ===========     ===========

   (4) See Note 4 to the financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                   Nine months ended Sept. 30,
                                                   ---------------------------
                                                      1998           1997
                                                    ---------     ---------
Cash flows from operating activities:
    Net loss (4)                                    $ (26,024)    $(317,222)
    Adjustments to reconcile net loss to
      net cash flows from operating activities
       Amortization                                 $       0     $      41
       Depreciation (4)                                 8,134         8,858
       N/P for Services                                 7,500             0
         Accounts receivable                           39,973      (195,845)
         Inventories                                   40,403        23,371
    Accounts payable                                  (25,187)      (25,441)
    Accrued expenses                                   (4,069)       (8,551)
       Other Assets                                     4,305        11,087
       Loss on disposal of equipment                        0         5,551
       Write-off of Patent costs                            0        38,409





       Options & Warrants for Services                      0        18,125
                                                    ---------     ---------
       Net cash flows from operating activities     $  45,035     ($441,617)

Cash flows from investing activities:
      Purchase of long-term assets                          0        (8,448)
      Net cash flows from investing activities              0        (8,448)

Cash flows from financing activities:
      Bank line-of-credit                             (26,808)       89,833
      Sale of stock for cash                           34,927       335,828
      Payment of long-term debt                             0        (5,000)
      Note payable - other                            (34,947)            0
      Deferred Offering Cost                           (4,840)            0
                                                    ---------     ---------
Net cash flows from financing activities              (31,668)      420,661
                                                    ---------     ---------
           Net increase (decrease) in cash          $  13,367     $ (29,404)

Cash, beginning of period                              14,298        34,578
                                                    ---------     ---------


Cash, end of period                                 $  27,665     $   5,174
                                                    =========     =========

(4) See Note 4 to financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS


                        NORTECH FOREST TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

               THREE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)


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

3.   EQUITY
     In the quarter ended September 30, 1998 the Company granted a 10 year option to purchase 75,000 shares of common stock at $1.60 per share to the founder and Chairman of the Board Robert H. Gilbertson. Gilbertson gave up stock in connection with refinancing of the Company and terminated his employment status. The Company settled all claims that have been made or could have been made by Gilbertson with such matters. In the quarter ended June 30, 1998 the Company issued 400,000 shares for one hundred and twenty thousand dollars or an amount equal to 50% of the bid price as of the close of business on the day said stock is sold. As of September 30, 1998 the notes have not been excercised. The Company received four promissory notes dated May 24, 1998 securing the 400,000 shares. The promissory notes are due November 24, 1998.

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

5.   GOING CONCERN
     As stated in Note 18 of the Company's audited financial statements for the year ended December 31, 1997, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses of $333,867 in 1997 and $163,795 in 1996 and has incurred losses since inception of $1,775,253. As of September 30, 1998, the Company has accumulated losses of $26,026 for the first 9 months of 1998.


                        NORTECH FOREST TECHNOLOGIES, INC.
                        MANAGEMENT DISCUSSION & ANALYSIS

                THREE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

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

GENERAL

The Company manufactures and markets TREE GUARD(R), a proprietary, ready-to-use product that the Company developed to deter deer, rabbits, and other forest animals and wildlife from browsing and destroying value-added trees, shrubs, flowering ornamentals, and other landscape and forest resources. The Company manufactures substantially the same product as TREE GUARD, which is packaged and sold under the Ferti-lome brand labeled as "THIS 1 WORKS" DEER REPELLENT and Grant's brand labeled as "GRANT'S REPELS DEER". TREE GUARD, THIS 1 WORKS and GRANT'S REPELS DEER are registered by the U.S. Environmental Protection Agency
(EPA).

RESULTS OF OPERATIONS

Sales:
Net sales for the three months and nine months ended September 30, 1998 were $210,306 and $514,026 respectively, compared to $174,521 and $373,554 for the respective periods last year. Although sales during the third quarter reflect improved performance compared to the same period last year, the Company's progress in expanding sales was limited. TREE GUARD continues to be considered one of the top brands according to a consumer article. However, new, more competitive animal repellents are appearing on market shelves. It did not help that sales and marketing expenses were reduced due to a lack of capital.

Although the Company has expanded its distribution significantly during the last several quarters, the degree to which sales can be expanded in the future will be largely subject to the Company's ability to fund sales and marketing activities. (see Liquidity and Capital Resources).

Gross Profit and Gross Profit Margin:
For the three months and nine months ended September 30, 1998, gross profit was $135,762 and $324,621 or 64.5% and 63.2% of sales, respectively, compared to $113,869, and $239,319 of sales for the respective periods last year. The slight decrease in gross profit and gross profit margin percentages or 65.2% and 64% of sales for the respective periods last year reflect normal variability and did not reflect substantive change.

Administrative Expense. During the three months and nine months ended September 30, 1998, administrative expense was $60,580 and $208,342 respectively compared to $87,801 and $250,229 for the respective periods last year. These decreased costs were largely related to a reduction in public relations expenses. Public relations expenses were transferred to, and are accounted for, in Sales and Marketing.

Sales and Marketing Expense. During the three months and nine months ended September 30, 1998, sales and marketing expense was $44,454 and $118,795, respectively, compared to $93,054 and $230,065 for the respective periods last year. Sales and marketing expenditures were limited in 1998 by the working capital. The decrease in expenditures was from a sharp reduction in sales collateral and public relations. Direct advertising was increased slightly.

Research and Development Expense During the three months and nine months ended September 30, 1998, research and development expense was $0 and $0, respectively, compared to $11,143 and $30,564 for the respective periods last year. The decline is reflected by the increased emphasis on sales and marketing.

Interest Expense. During the three months and nine months ended September 30, 1998, interest expense was $7,840 and $23,508, respectively, compared to $1,402 and $1,722 for the respective periods last year. The increase in interest expense was due to the Company offering dating to its customers beginning in the fall of 1997. As is customary in the lawn and garden industry, delayed payment terms are offered in the summer for fall payment and in the fall for spring payment. Sales made in the fall of 1998 are due May 10, 1999 for example.

Net Gain / Net Loss. For the reasons discussed above, the Company incurred a net gain for the three months ended September 30, 1998 of $22,995. The Company incurred a net loss of $26,026 for the nine months ended September 30, 1998. The net gain and net loss per share respectively is $.011 and ($.012). The net loss for the three months and nine months periods last year were $79,532 and $317,222, or $.05 and $.14 per share.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998, the Company had current assets of $246,682, current liabilities of $308,372, and working capital of ($61,692) compared to current assets of $236,563, current liabilities of $152,555 and working capital of $74,214 on December 31, 1997.

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

     Exhibit 27. Financial Data Schedule (filed with electronic version only)


b)   Form 8-K

     For the quarter ended September 30, 1998, the Company did not file any reports on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NORTECH FOREST TECHNOLOGIES, INC.
                                 (the "Registrant" or "Company")




Dated: November 13, 1998         By: /s/ Calvin E. Blanchard
      -------------------           --------------------------------------------
                                    Calvin E. Blanchard, Chief Operating Officer