Form 10KSB40
period 1998-12-31
NORTECH FOREST TECHNOLOGIES INC
filed 1999-03-31
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the Fiscal Year ended: DECEMBER 31, 1998

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

                        2233 UNIVERSITY AVENUE, SUITE 225
                          ST. PAUL MINNESOTA 55114-1696
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number: (651) 645-5454
Securities Registered Pursuant to Section 12(b) of the Act: NONE. Securities Registered Pursuant to Section 12(g) of the Act: NONE.

Check whether the Registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past
90 days.   Yes _X_   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

State Issuer's revenues for its most recent fiscal year: $715,278

As of December 31,1998, 2,169,130 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $208,148.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference pursuant to Rule 12b-23: Portions of the
Company's: Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one)   Yes ___   No _X_

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS:

GENERAL:

      Nortech Forest Technologies, Inc. (the "Company" or
"Nortech") manufactures and markets TREE GUARD(R) brand deer repellent, and is engaged in the development of products designed to protect plants, trees and landscaping from damage by animals and certain acts of nature. In addition to TREE GUARD, the Company sells a deer repellent to Voluntary Purchasing Groups (VPG) of Bonham, Texas, under a private label agreement. Under this agreement, the TREE GUARD formulation is sold in bulk tanker truck loads, for repackaging under the FERTI-LOME "This 1 Works" brand name owned by VPG. Under another private label agreement, the Company packages "Grant's Deer Repellent". Grant's Deer Repellent is a brand name owned by Grant's a wholly owned subsidiary of Central Garden and Pet.

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

      The Company generated no revenue during the period from its inception through mid-1994, when initial research and development of TREE GUARD was completed. The Company had submitted an application for registration of TREE GUARD with the United States Environmental Protection Agency (EPA) during 1993 and had resubmitted its application in February 1995. In July 1994, the Company commenced limited sales of TREE GUARD under Special Local Needs Registrations
(SLNs). Individual states grant SLNs under EPA rules that allow them to grant provisional permits pending EPA registration. From July 1994 through January 1996, the Company conducted limited sales activity under SLN registrations in 13 states. On January 30, 1996, the EPA issued the Company federal registration number 66676-1 for TREE GUARD. Subsequently, all states except California and the District of Columbia have accepted the Company's federal registration of TREE GUARD; and sales are permitted in such states.

PRODUCT(S) AND TECHNOLOGY:

      During the year ended December 31, 1998, TREE GUARD brand deer repellent (and substantially the same product sold under Ferti-lome's "This 1 Works" brand name and Grant's Deer Repellent brand name) were the Company's only product offerings. TREE GUARD is an easy-to-use, pre-formulated liquid that, when sprayed on plant material, is effective in minimizing damage resulting from deer browsing. The active ingredient, denatonium benzoate (Bitrex(TM)), produces an extremely bitter, lingering taste that animals do not like. TREE GUARD is ready-to-use, user-friendly and, unlike most competitive products, requires no mixing. It provides effective adhesion to surfaces to which it is applied. For these reasons, TREE GUARD remains effective, even after rain, and requires less frequent application than many competitive products.

      COMPETITIVE ADVANTAGES. The Company believes that competitive animal repellents share a common attribute -- they generally don't provide a sufficient level of protection to satisfy customer expectations -- or their effectiveness is diminished (or eliminated) after a single exposure to rain or snow. Also, products that compete with TREE GUARD tend to be less user-friendly. They are generally more difficult to use because they require mixing, or are unpleasant to work with because of foul odor. For these reasons, sales of competitive deer repellents have been primarily limited to low-volume purchases to homeowners for use on residential property.

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

      CURRENT MARKET EMPHASIS. Throughout 1998, the Company's sales efforts with TREE GUARD have been primarily directed toward the consumer/residential and commercial market segments. The largest market segment for

TREE GUARD currently is retail lawn and garden reached through independent lawn and garden distributors. The Company continues to increase its sales efforts in the commercial market via its commercial partner Lesco. The Company continues to market "This One Works" under a private label agreement with Voluntary Purchasing Group (VPG). To penetrate the mass merchandise market the Company contracted with Grant's a wholly owned subsidiary of Central Garden and Pet, Inc. Under its private label agreement with Grant's the Company produces Grant's Deer Repellent.

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

      Although the Company has had limited exposure of its TREE GUARD within the commercial market segment, management believes there is a high probability of growth within this segment. A commercial customer, LESCO, Inc., is the Company's largest customer.

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

      CATALOG/MAIL ORDER SALES. TREE GUARD is currently listed in the dominant catalog being mailed to forestry professionals, Forestry Suppliers. Currently, TREE GUARD was listed with Spring Hill Nurseries of Peoria, Illinois, Stark Brothers Nurseries of Missouri and Gardener's Supply Company of Burlington, Vermont for inclusion in certain mailings in 1998. Gardener's Supply has strong Internet presence and mails catalogs to 500,000 homes annually. TREE GUARD is being reviewed by several additional catalog marketers.

      DIRECT MAIL SUPPORT. The Company conducted a direct mail campaign to support its sales efforts in the year ending December 31, 1998. A four color glossy brochure was developed and mailed to garden centers across the United States. The Company plans to continue to mail directly to independent lawn and garden centers in the future.

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

      MARKETING. The Company's sales executive and Chief Operating Officer develop and coordinate marketing activities. The Company's 1999 marketing plan integrates the following activities (1) publicity; (2) trade advertising and limited consumer advertising; (3) direct mail to dealers, with supporting facsimile and telemarketing activities; and (4) a site on the worldwide web (www.nortechforest.com). The publicity, advertising and direct mail marketing components are directed toward consumers, independent garden centers, distributors and buyers in the commercial segment.

      TRADE SHOWS. The Company also attends trade shows and conventions that attract potential customers, distributors, and personnel who influence the industry. Conventions and regional trade shows exhibit new products. Members of the trade attend to see what's new and to "catch" new trends. The National Lawn & Garden Distributors Association Convention and Mid-America Horticultural Trade Show are examples of conventions. The Company plans to attend regional trade shows in Boston, Chicago, Portland, and Philadelphia in 1999 to support retail distributors.

      The Company plans to attend fifteen dealer shows in 1999 to support each of the Company's distributors. Dealer shows are selling shows for each distributor. The distributor invites all of their dealer (retail customers) to attend. The Company then books sales of TREE GUARD for the next season.

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

FACILITIES:

      The Company leases approximately 1,650 square feet of office space in a light industrial complex in the Saint Paul Midway area. The Company's current lease expires November 30, 2001. Under the current lease, gross monthly rent is $1,670 including utilities, janitorial service and property taxes.

      Management believes the Company's current facility, or a similar facility, can accommodate its needs, for the foreseeable future.

EMPLOYEES:

      As of March 1999, the Company had three permanent, full-time employees and one part-time accountant and financial advisor. The full-time employees are engaged in activities primarily related to management and administration, research and development, marketing and sales. The part-time accountant serves as financial controller.

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

                                              Bid
                                   --------------------------
Quarter Ended                       High                 Low
-------------                      -----                -----
March 31, 1997                     $3.13                $ .75
June 30, 1997                      $3.00                $ .88
September 30, 1997                 $1.69                $ .63
December 31, 1997                  $1.06                $ .63
March 31, 1998                     $ .69                $ .56
June 30, 1998                      $ .81                $ .44
September 30, 1998                 $ .38                $ .19
December 31, 1998                  $ .50                $ .19

      On February 16, 1999, the high bid and low asked prices for the Company's shares as quoted on the OTC Bulletin Board were $.25 and $.25, respectively.

      As of February 16, 1999, there were 2,169,130 shares of the Company's Common Stock issued and outstanding held by approximately 280 holders of record. This number does not include shareholders whose shares are held of record by brokerage houses and clearing corporations on behalf of their customers.

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

      During January 1997, the Company completed an initial closing on a private equity placement, receiving cash proceeds of $200,000 in exchange for 125,000 shares of Common Stock. In connection with this investment, the Company issued this investor a three-year warrant to purchase 40,000 shares of Common Stock at $1.60 per share. During April of 1997 the Company completed another closing on its private equity placement, receiving cash proceeds of $150,000 in exchange for 93,750 shares of Common Stock. In connection with this investment the Company issued this investor a three-year warrant to purchase 30,000 shares of Common Stock at $1.60 per share. During July, 1997 the Company completed another closing on its private equity placement, receiving cash proceeds of $24,000 in exchange for 15,000 shares of Common Stock.

      The Company completed an initial closing on an offering made outside the United States in reliance upon an exemption from registration under the federal and state securities laws provided by Regulation S, Rule 504, of the Securities and Exchange Commission.

      During May and June of 1998 proceeds of $41,071 in cash in exchange for 100,000 shares of Common Stock was received.

      On May 24, 1998, as part of the Regulation S, Rule 504 offering, four promissory notes were received. Each of the four notes were secured by 100,000 shares of Nortech Common Stock. The promissory notes were renewed on January 13, 1999. Each promissory note is for the principal sum of $30,000 or an amount equal to 50% of the bid price per share of Company Common Stock as of the close of business on the day said stock is sold. Whichever is the highest figure of these amounts will be the amount paid.

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

      Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, maybe, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause the Company's actual results to differ materially from current expectations are the following: business conditions and growth in the plant protection industry and the general economy; competitive factors such as rival manufacturers and sellers of plant and tree protection products and price pressures; availability of product component chemicals at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's audited financial statements for the year ended December 31, 1998, enclosed herein.


GENERAL

      The Company has developed, introduced and marketed a ready to use deer repellent called TREE GUARD. It is formulated to discourage animals from browsing on plants such as flowers, shrubs and trees. The Company believes based on it own testing and experience that TREE GUARD fills a significant niche in the commercial as well as lawn and garden repellent market.

      TREE GUARD sales occur primarily among independent lawn and garden centers (51%). The second largest segment is commercial (26%) which consists of forestry and professional accounts. The TREE GUARD formula is sold and marketed under two alternate brand names commonly referred to as private brands. They are "This One Works" and "Grants Deer Repellent".

      The largest market segment is retail lawn and garden centers served by independent lawn and garden distributors. The Company's independent distributors sell to lawn and garden retailers. Bachman's is an example of the lawn and garden retailer in the Minneapolis area.

      Nortech increased its presence to retailers like Bachman's through its increased penetration of independent lawn and garden distributors in 1997. Due to the increased independent distributor penetration the number of sales staff actively selling TREE GUARD increased from 18 in 1996 to 171 by the year ending in December 31, 1998.

      The Company increased its sales efforts to the commercial segment too. It did this by making sales presentations to many of the LESCO Service Centers. The Company concentrated its commercial sales efforts on LESCO because it is the largest national manufacturer and marketer of turf care products and equipment for the professional segment of the "green industry". LESCO constituted nineteen percent of the Company's total sales in the year ending December 31, 1998.

      Besides TREE GUARD sales, the Company sells private brand products to Voluntary Purchasing Group and Grant's. Voluntary Purchasing Group sells to independent lawn and garden markets. "This One Works" consisted of ten percent of sales and Grant's Deer Repellent consisted of thirteen percent of sales in the year ending December 31, 1998.

      Grant's was added as a private brand distributor in order to penetrate the mass merchandise market. Grant's is a wholly owned subsidiary of Central Garden and Pet, a major distributor in the green industry. Central Garden & Pet Company is headquartered in Lafayette, California. It has 28 regional offices across the United States with three hundred salesmen. Grant's was selected as a partner because it markets to mass merchandisers like Wal-Mart. The Company has not been successful in penetrating the mass merchandise market. The arrangement with Grant's allowed the company to begin participating in the mass merchandise market without the usual exposure to mass merchandiser performance and pricing policies. Sales to Grants constituted thirteen percent of sales in 1997 and 1998.

YEAR 2000 COMPLIANCE

      The Company has been advised by its independent software vendor that it has completed its evaluation and testing of the accounting software used by the Company and the necessary changes have been completed to achieve year 2000 compliance. The Company does not believe it will have any significant accounting or operations impact as a result of the year 2000.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1998

      Sales. Sales for the year ended December 31, 1998 were $715,278 compared to $618,562 reported in 1997. The increased sales were a direct result of targeting the best independent distributors and then working with them to sell

TREE GUARD. The Company attended an increased number of distributors shows and regional trade shows. Nortech conducted a limited direct mail campaign to garden centers and garden writers. Nortech offered seasonal sales discounts and dating to traditional independent distributors.

      Gross Profit and Gross Profit Margin. Gross profit for the year ended December 31, 1998 was $478,165 or 67% of sales as compared to $400,612 or 65% for 1997. The increase in margin is a result of increased direct sales of TREE GUARD and production efficiencies associated with increased volume.

      Sales and Marketing Expense. Sales and marketing expense decreased to $115,663 during the year ended December 31, 1998 compared to $312,755 during 1997. The decrease is made up almost entirely of advertising, and public relations. Advertising expenditures for the year ended December 31, 1998 were $35,250 compared to $64,632 on advertising in 1997. Public relations expenditures for the year ended December 31, 1998 were $3,405 compared to $43,783 in 1997. Each distributor requires the Company to participate in a distributor show. The Company increased the number of distributors and the sales expense is due in large part to the distributor show costs.

      Administrative Expense. Administrative Expense decreased to $317,950 during the year ended December 31, 1998, compared to $354,827 during 1997. The decrease is attributable to management and personnel changes.

      Research and Development. Research and Development expense decreased to $0 during the year ended December 31, 1998, from $13,185 during 1997. No studies were conducted.

      Interest Expense. Interest expense increased to $31,682 in the year ended December 31, 1998, up from $9,390 during 1997. Interest expense increased for two reasons. First, a settlement with a former officer of the Company requires the Company to pay 9.5% interest on the unpaid balance of $157,500. See Note 16, of the notes to financial statements. Secondly, the line of credit with Itasca Business Credit LLC began in July, 1997. Interest charges from the line of credit accrued for the entire year of 1998 instead of July through December.

      Net Income (Loss). For the reasons discussed above, the Company incurred a net gain of $13,538, or $.007 per share, for the year ended December 31, 1998, compared to a net loss of $(333,867), or $(.195) per share, during 1997.

      Liquidity and Capital Resources. At December 31, 1998, the Company had current assets of $238,907 and current liabilities of $224,867, resulting in working capital of $14,040, compared to current assets of $316,097, current liabilities of $241,883 and working capital of $74,214 on December 31, 1997. The decrease in working capital is primarily attributable to the current portion of long-term debt related to the litigation settlement with a former officer of the Company.

      The Company's primary source of financing has been proceeds from sales of equity and receivable financing. The Company continues to pursue an equity infusion from a private offering of its common stock.

      During the first half of 1999, the Company intends to raise additional capital through a private offering or debt financing. Furthermore, the Company believes that, in order to achieve aggressive market penetration objectives it may be required to raise additional capital during 2000. No assurances can be given that the Company will be successful in acquiring short-term or long-term financing necessary for operations, or that such a sales program will be successful. Failure to obtain the necessary financing will materially adversely affect the Company's ability to continue operations.

ITEM 7.     FINANCIAL STATEMENTS:

The Company's financial statements for the years ended December 31, 1998 and 1997 are included on pages F-1 through F-16.


                                    PART III

ITEM 8.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.:

      The information required by Item 8 is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders under the caption "Election of Directors" and the information required by Item 8 concerning compliance with "Compliance with Section 16(a) of the Exchange Act."

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

      (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the year ended December 31, 1998.

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

                                             NORTECH FOREST TECHNOLOGIES, INC.
                                                                     ("Company")


Dated: March 22, 1999                        /s/Gary Borglund
                                             Gary Borglund, Acting President and
                                             Chief Executive Officer

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


Signature and Title                                                    Date
-------------------                                                    ----


/s/Gary Borglund                                                  March 22, 1999
----------------------------------------------------              --------------
Gary Borglund , Acting President, Chief Executive
Officer and Director (Principal Executive Officer
and Principal Financial and Accounting Officer)


/s/ Robert H. Gilbertson                                          March 22, 1999
----------------------------------------------------              --------------
Robert H. Gilbertson, Chairman


/s/ Calvin E. Blanchard                                           March 22, 1999
----------------------------------------------------              --------------
Calvin E. Blanchard, Chief Operating Officer
and Director


/s/ Guy W. Miller                                                 March 22, 1999
----------------------------------------------------              --------------
Guy W. Miller, Director

                        NORTECH FOREST TECHNOLOGIES, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
 3.1      Certificate of Incorporation of the                     Exhibit 3.1 to the Company's Form
          Company, as amended                                     10-KSB for the fiscal year ended 12/31/95

 3.2      Bylaws of the Company, as amended                       Exhibit 3-2 to the Company's Form
                                                                  10-KSB for the fiscal year ended 12/31/93

10.1*     1995-1996 Incentive Stock Option                        Exhibit 10-1 to the Company's Form
          Plan and form of Agreement                              10-KSB for the fiscal year ended 12/31/95

10.2*     1995-1996 Nonqualified Stock                            Exhibit 10-2 to the Company's Form
          Option Plan and form of Agreement                       10-KSB for the fiscal year ended 12/31/95

10.3*     Employment Agreement dated 1/2/98                       Exhibit 10.3 to the Company's Form
          with Calvin E. Blanchard                                10-KSB for the fiscal year ended 12/31/95

10.4      Toll Manufacturing and Packaging                        Exhibit 10-3 to the Company's Form
          Agreement with Dyno Polymers                            10-KSB for the fiscal year ended 12/31/94
          Minnesota Incorporated dated 4/5/94

10.5      Security Agreement dated 7/30/97                                         ----
          between Nortech Forest Technologies, Inc.
          and Itasca Business Credit

10.6      Security Agreement dated 3/6/98                                          ----
          between Nortech Forest Technologies, Inc.
          and Samuel D. Garst

10.7      Repackaging Agreement dated 7/3/96 with Voluntary                        ----
          Purchasing Groups (VPG)

10.8**    Distribution/Repackaging Agreement dated 8/1/96                          ----
          with LESCO, Inc.

10.9      Technology Licensing Agreement dated 11/1/96 with                        ----
          Macfarlan Smith Ltd.

10.10**   Supply Agreement dated 11/1/96 with Macfarlan                            ----
          Smith Ltd.

10.11     Investment Agreement dated 10/9/96 with Richard                          ----
          Neslund

27        Financial Data Schedule (filed with electronic version                   ----
          only)

--------------------
*   Management agreement or compensatory plan or arrangement.
** Confidential Treatment has been requested on certain information pertaining to these exhibits

                        NORTECH FOREST TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                        NORTECH FOREST TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 1


Financial Statements:

      Balance Sheets                                                         2

      Statements of Operations                                               3

      Statements of Stockholders' Equity                                     4

      Statements of Cash Flows                                               5

      Notes to Financial Statements                                          6

To The Board of Directors
NORTECH FOREST TECHNOLOGIES, INC.
Minneapolis, Minnesota


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Nortech Forest Technologies, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortech Forest Technologies, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Nortech Forest Technologies, Inc. will continue as a going concern. As discussed in Note 17 to the financial statements, the Company's accumulated deficit and lack of profitable operations raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Edina, Minnesota
January 21, 1999

                        NORTECH FOREST TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                         -----------------------------
                                                                             1998              1997
                                                                         -----------       -----------
                                     ASSETS
                                     ------

Current assets:
      Cash                                                               $    30,874       $    14,298

      Accounts receivable (no allowance for doubtful accounts
            deemed necessary)                                                126,014           215,419
      Inventories                                                             77,269            81,024
      Prepaid expenses                                                         4,750             5,356
                                                                         -----------       -----------

                        Total current assets                                 238,907           316,097
                                                                         -----------       -----------

Property and equipment                                                        62,678            66,019
Less accumulated depreciation                                                (41,580)          (34,075)
                                                                         -----------       -----------
                                                                              21,098            31,944
                                                                         -----------       -----------

Other assets                                                                   1,665             5,149
                                                                         -----------       -----------

                                                                         $   261,670       $   353,190
                                                                         ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
      Current portion of long-term debt                                  $    77,392       $      --
      Line-of-credit                                                          58,522           151,880
      Accounts payable - trade                                                67,659            70,847
      Accrued expenses                                                        21,294            19,156
                                                                         -----------       -----------

                        Total current liabilities                            224,867           241,883
                                                                         -----------       -----------

Long-term debt                                                                27,031              --
                                                                         -----------       -----------

Stockholders' equity:

      Preferred stock, par value $.01 per share, 500,000 shares
            authorized; none issued                                             --                --
      Common stock, par value $.01 per share, 3,750,000 shares
            authorized; issued and outstanding, 2,169,130 shares at
            December 31, 1998, and 1,762,880 shares at December
            31, 1997                                                          21,691            17,629
      Paid-in capital                                                      1,843,772         1,842,907
      Subscription receivable                                               (120,000)             --
      Accumulated deficit                                                 (1,735,691)       (1,749,229)
                                                                         -----------       -----------

                        Total stockholders' equity                             9,772           111,307
                                                                         -----------       -----------

                                                                         $   261,670       $   353,190
                                                                         ===========       ===========


                       See Notes to Financial Statements.

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                               -----------------------------
                                                                   1998              1997
                                                               -----------       -----------
Sales                                                          $   715,278       $   618,562

Cost of sales                                                      237,113           217,950
                                                               -----------       -----------

                        Gross profit                               478,165           400,612
                                                               -----------       -----------

Expenses:
      Administrative expenses                                      317,950           354,827
      Sales and marketing                                          115,663           312,755
      Research and development expenses                               --              13,185
                                                               -----------       -----------
                                                                   433,613           680,767
                                                               -----------       -----------

                        Net income (loss) from operations           44,552          (280,155)

Write-off of patent costs                                             --             (38,409)
Interest expense                                                   (31,682)           (9,390)
Loss on disposal of assets                                            --              (6,776)
Other income                                                           668               863
                                                               -----------       -----------

                        Net income (loss)                      $    13,538       $  (333,867)
                                                               ===========       ===========



Basic earnings (loss) per share                                $      .007       $     (.195)
                                                               ===========       ===========

Weighted average number of common shares outstanding             2,022,255         1,708,008
                                                               ===========       ===========


                       See Notes to Financial Statements.

                        NORTECH FOREST TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                    COMMON STOCK
                                               ----------------------       PAID-IN       SUBSCRIPTION    ACCUMULATED
                                                 SHARES       AMOUNT        CAPITAL        RECEIVABLE       DEFICIT         TOTAL
                                               ---------     --------     -----------     -----------     -----------     ---------
BALANCE, December 31, 1996                     1,509,900     $ 15,099     $ 1,432,109     $      --       $(1,415,362)    $  31,846

   Debt conversion to equity                      19,230          192          24,808            --              --          25,000

   Sale of stock for cash                        233,750        2,338         371,662            --              --         374,000

   Offering costs                                   --           --           (38,172)           --              --         (38,172)

   Issuance of stock options and warrants in
      exchange for services                         --           --            52,500            --              --          52,500

   Net loss                                         --           --              --              --          (333,867)     (333,867)
                                               ---------     --------     -----------     -----------     -----------     ---------

BALANCE, December 31, 1997                     1,762,880       17,629       1,842,907                      (1,749,229)      111,307

   Retirement of stock                           (93,750)        (938)       (149,062)           --              --        (150,000)

   Sale of stock for cash                        100,000        1,000          40,071            --              --          41,071

   Offering costs                                   --           --            (6,144)           --              --          (6,144)

   Stock subscriptions                           400,000        4,000         116,000        (120,000)           --            --

   Net income                                       --           --              --              --            13,538        13,538
                                               ---------     --------     -----------     -----------     -----------     ---------

BALANCE, December 31, 1998                     2,169,130     $ 21,691     $ 1,843,772     $  (120,000)    $(1,735,691)    $   9,772
                                               =========     ========     ===========     ===========     ===========     =========

                       See Notes to Financial Statements.

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) In Cash

                                                                       YEARS ENDED DECEMBER 31,
                                                                      -------------------------
                                                                         1998            1997
                                                                      ---------       ---------
Cash flows from operating activities:
      Net income (loss)                                               $  13,538       $(333,867)
      Adjustments to reconcile net income (loss) to net cash
         flows from operating activities:
            Loss on sale of equipment                                      --             6,776
            Issuance of stock options in exchange for services             --            52,500
            Write-off of patent costs                                      --            38,409
            Note payable for services                                     7,500            --
            Depreciation                                                 10,846          12,036
            Amortization                                                   --                41
            Accounts receivable                                          89,405        (215,419)
            Inventories                                                   3,755         (44,075)
            Accounts payable - trade                                     (3,188)         (6,111)
            Accrued expenses                                              2,138            (600)
            Prepaid expenses and other assets                             4,090          (2,328)
                                                                      ---------       ---------
                        Net cash flows from operating activities        128,084        (492,638)
                                                                      ---------       ---------

Cash flows from investing activities:
      Purchase of property and equipment                                   --           (10,920)
      Proceeds from sale of equipment                                      --               570
                                                                      ---------       ---------
                        Net cash flows from investing activities           --           (10,350)
                                                                      ---------       ---------

Cash flows from financing activities:
      Sale of stock/exercise of warrants for cash                        41,071         374,000
      Offering costs                                                     (6,144)        (38,172)
      Line-of-credit                                                    (93,358)        151,880
      Payments of notes to related parties/others                          --            (5,000)
      Payments of long-term debt                                        (53,077)           --
                                                                      ---------       ---------
                        Net cash flows from financing activities       (111,508)        482,708
                                                                      ---------       ---------

                        Net increase (decrease) in cash                  16,576         (20,280)

Cash, beginning of year                                                  14,298          34,578
                                                                      ---------       ---------

Cash, end of year                                                     $  30,874       $  14,298
                                                                      =========       =========

                       See Notes to Financial Statements.

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      Nortech Forest Technologies, Inc. (the Company), manufacturers and markets Tree Guard(R) brand deer repellent, and is engaged in the development of products designed to protect plants, trees and landscaping from damage by animals and certain acts of nature. In addition to Tree Guard(R), the Company sells a deer repellent to Voluntary Purchasing Groups (VPG) of Bonham, Texas, and Grant Laboratories of San Leandro, California, under private label agreements. Under these agreements, the Tree Guard(R) formulation is sold in bulk, tanker truckloads, for repacking under the Ferti-lome "This 1 Works" brand name owned by VPG and "Grants Deer Repellent" brand name owned by Grant Laboratories.

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

      Major Customers

      During 1998 and 1997, three customers accounted for 42.4% and 46.2% of the Company's sales, respectively.

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

      Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (see Note 9). Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement, which includes disclosing pro forma net income (loss) as if the fair value based method of accounting had been applied (see Note 9).

                                  (Continued)

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


1.    GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Advertising

      The Company expenses advertising costs as incurred. Advertising costs charged to operations were $27,557 in 1998, and $104,743 in 1997.

      Inventories

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

      Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided for on a straight-line basis over the assets' estimated useful lives of three to seven years.

      Patent and Trade Secret Costs

      The costs associated with the patent application process were capitalized with the intent of amortizing them on a straight-line basis over the life of the patent, once the patent was obtained. During 1997, the Company received notification that its patent application was denied. These costs associated with the patent application were written off during the first quarter of 1997.

      Basic Earnings Per Common Share

      Basic earnings per common share were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share are not presented because the effects of the Company's options and warrants are anti-dilutive.

      Income Taxes

      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, and deferred taxes related primarily to net operating loss carryforwards reduced by a valuation allowance.

                                  (Continued)

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


2.    INVENTORIES

      Inventories consisted of the following:

                                          1998         1997
                                        -------      -------

            Raw materials               $55,638      $57,361
            Finished goods               21,631       23,663
                                        -------      -------

                                        $77,269      $81,024
                                        =======      =======


3.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                          1998         1997
                                        -------      -------

            Furniture and fixtures      $33,356      $33,355
            Office equipment             22,683       22,683
            Warehouse equipment           6,639        6,639
            Leasehold improvements         --          3,342
                                        -------      -------

                                        $62,678      $66,019
                                        =======      =======


4.    LINE-OF-CREDIT

      Effective July 1997, the Company secured a $200,000 revolving line-of-credit with Itasca Business Credit LLC. Under this agreement 75% of amounts invoiced are advanced up to a maximum of $200,000. This line-of-credit is secured by the Company's accounts receivable, inventories, and substantially all assets of the Company and accrues interest at 10% over the prime rate, with a minimum monthly interest charge of $1,000 (18% at December 31, 1998). The outstanding principal at December 31, 1998 and 1997, was $58,522 and $151,880, respectively, with $35,978 available at December 31, 1998.

                                  (Continued)

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


5.    LONG-TERM DEBT

      Long-term debt consisted of the following:

                                                                  1998      1997
                                                               ---------    ----


            9.5% note payable issued to former employee,
               matures 2000, secured by the assets of the
               Company                                         $ 104,423    $ --

            Less current maturities                              (77,392)     --
                                                               ---------    ====

                                                               $  27,031    $ --
                                                               =========    ====

      Following are maturities of long-term debt:

            1999                                               $  77,392
            2000                                                  27,031
                                                               ---------

                                                               $ 104,423
                                                               =========


6.    INCOME TAXES

      At December 31, 1998, the Company has operating loss carryforwards for tax purposes of approximately $1,711,000, which expire through 2013. During 1998, approximately $15,000 of operating loss carryforwards was utilized to offset taxable income. The Company has fully reserved the tax benefit of the operating loss carryforwards and the temporary difference related to deferred costs, amounting to approximately $684,400, because the likelihood of realization of the benefit cannot be established.

      The Internal Revenue Code contains provisions that may limit the operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.


7.    RELATED PARTY TRANSACTIONS

      During March 1997, holders of convertible promissory notes converted $25,000 of the debt to common stock at a conversion price of $1.30 per share.

                                  (Continued)

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


8.    LEASE

      Effective January 1, 1994, the Company entered into a non-cancelable lease agreement for office space, which was renewed through September 30, 1998. Rent expense was $24,400 in 1998 and $25,140 in 1997.

      Effective November 1, 1998, the Company entered into a three-year, non-cancelable lease agreement for replacement office space.

      Minimum future lease payments under non-cancelable operating leases are as follows:

            1999                                               $ 20,049
            2000                                                 20,466
            2001                                                 17,344
                                                               --------

                                                               $ 57,859
                                                               ========

9.    EQUITY

      Warrants

      During 1997, 70,000 warrants exercisable at $1.60 per share for three years were issued in connection with the issuance of common stock, 21,875 warrants exercisable at $1.60 per share for four years were issued under a management consulting agreement, and 100,000 warrants exercisable at $1.00 per share for two years were issued for consulting services rendered.

      During 1997, in connection with the termination of a CEO, 30,000 warrants were canceled (see Note 16). In addition, 50,000 warrants exercisable at $1.00 per share for two years related to 1997 consulting services rendered were canceled.

      During 1998, 50,000 warrants exercisable at $1.00 per share expired.

      Following is a summary of transactions:

                                                       WARRANTS
                                                -----------------------
                                                  1998           1997
                                                --------       --------

            Outstanding, beginning of year       249,088        137,213
            Issued during the year                  --          191,875
            Expired during the year              (50,000)          --
            Canceled during the year                --          (80,000)
                                                --------       --------

                  Outstanding, end of year       199,088        249,088
                                                ========       ========

                                  (Continued)

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


9.    EQUITY (CONTINUED)

      Stock Option Plan

      During 1997, 3,750 stock options exercisable at $4.00 per share for ten years were granted to a director of the Company. In addition, stock options granted to employees consisted of the following:

            NUMBER OF OPTIONS      EXERCISE PRICE        TERM
            -----------------      --------------      --------

                 150,000               $1.50           10 years
                  15,000               $1.60           10 years

      During 1997, 106,062 stock options to former employees were canceled along with 7,500 stock options to outside directors.

      During 1998, 75,000 stock options exercisable at $1.60 per share for ten years were granted to a director of the Company.

      During 1998, 2,500 stock options to a former employee expired.

      The Company's 1995-1996 Incentive Stock Option Plan and its 1995-1996 Non-Qualified Stock Option Plan each authorized the granting of up to 200,000 stock options. Under the Incentive Stock Option Plan, the exercise price of each option equals the market price of the Company's stock on the grant date, and an option's maximum term is ten years with vesting at the end of three years.

                                  (Continued)

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


9. EQUITY (CONTINUED)

      Stock Option Plan (Continued)

      A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997, and the changes during the years ending December 31, 1998 and 1997, are as follows:

                                                                    WEIGHTED-
                                                                     AVERAGE
                       FIXED OPTIONS                    SHARES    EXERCISE PRICE
      ----------------------------------------------  ---------   --------------

      Outstanding at January 1, 1997                     98,750        1.77
          Granted                                       168,750        1.56
          Exercised                                        --           --
          Canceled                                     (113,562)       1.69
                                                      ---------        ----

      December 31, 1997                                 153,938        1.60
                                                      =========        ====

      Exercisable at December 31, 1997                  153,938
                                                      =========


      Weighted-average fair value of options granted
          during 1997                                 $     .79
                                                      =========

      Outstanding at January 1, 1998                    153,938        1.60
          Granted                                        75,000        1.60
          Exercised                                        --           --
          Expired                                        (2,500)       1.00
                                                      ---------        ----

      December 31, 1998                                 226,438        1.61
                                                      =========        ====

      Exercisable at December 31, 1998                  226,438
                                                      =========


      Weighted-average fair value of options granted
          during 1998                                 $    --
                                                      =========

      The fair value of each option granted is estimated using the Black-Scholes model. The following assumptions were made in estimating fair value:

                                                         1998        1997
                                                       --------    --------

      Dividend yield                                      0.00%       0.00%
      Risk-free rate of return                            6.50%       6.50%
      Expected life                                    10 years    10 years
      Expected volatility                                25.00%       9.00%

                                  (Continued)

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


9.    EQUITY (CONTINUED)

      Stock Option Plan (Continued)

      The following table summarizes information about fixed options outstanding at December 31, 1998:

                                        OUTSTANDING OPTIONS                              EXERCISABLE OPTIONS
                        ----------------------------------------------------   -------------------------------------
                           NUMBER OF     WEIGHTED AVERAGE
      RANGE OF          OUTSTANDING AT       REMAINING      WEIGHTED AVERAGE   NUMBER EXERCISABLE   WEIGHTED AVERAGE
      EXERCISE PRICES     DECEMBER 31    CONTRACTUAL LIFE    EXERCISE PRICE      AT DECEMBER 31      EXERCISE PRICE
      ---------------   --------------   ----------------   ----------------   ------------------   ----------------
      $1.50 to 4.00         226,438          10 years            $1.61               226,438              $1.61


      The Company applies APB Opinion 25 in accounting for its fixed stock compensation plan. Compensation cost charged to operations for the intrinsic value of stock options was $-0- in 1998, and $15,000 in 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been increased as follows:

                                            1998           1997
                                          --------      ----------

      Net income (loss)
          As reported                     $ 13,538      $ (333,867)
                                          ========      ===========

          Pro forma                       $ 13,538      $ (451,955)
                                          ========      ===========

      Basic earnings (loss) per share
          As reported                     $   .007      $    (.195)
                                          ========      ===========

          Pro forma                       $   .007      $    (.265)
                                          ========      ===========


10.   MANUFACTURING AND PACKAGING AGREEMENT

      Prior to engaging the services of Imperial, the Company performed product-packaging activities in its warehouse adjacent to the Company's principal offices. In April 1994, the Company entered into a manufacturing and packaging agreement with Dyno Minnesota of Virginia, Minnesota ("Dyno"). Under this agreement, Dyno had exclusive worldwide manufacturing and packaging rights for Tree Guard(R). Dyno formulated Tree Guard(R) and shipped it to the Company iN 275-gallon mini-bulk containers for bottling by the Company. During January 1996, the Company requested written release from the manufacturing and packaging contract when Dyno was sold to Georgia-Pacific. Prior to, and in connection with the Company's request for release from this contract, the Company had submitted a termination notice to Dyno, under contract termination provisions. Late in 1996, the Company settled its account with Dyno. Although management of Georgia Pacific has verbally agreed to release the Company from the agreement, the Company has not received written verification from Dyno of such release.

                                  (Continued)

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


11.   MACFARLAN SMITH AGREEMENTS

      European License Agreements

      During November 1996, the Company completed negotiations with a U. K. based entity, Macfarlan Smith Limited (Macfarlan) in connection with the grant of a ten-year distribution and manufacturing license agreement for the Company's Tree Guard(R) product in Europe. Terms of the agreement include a lump-sum payment of $150,000 that has been paid to the Company, as well as a 7% royalty on European sales of the Tree Guard(R) product. Because sales of Tree Guard(R) in Europe cannot commence until the appropriate regulatory approvals have been obtained, the Company does not anticipate royalty revenue from this agreement for several years.

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

      The Company has not yet elected to make matching contributions related to this plan.


13.   FEDERAL REGISTRATION

      During 1996, the Company received federal registration from the U.S. Environmental Protection Agency (EPA) for its product, Tree Guard(R). The issuance of such federal registration for Tree Guard(R) by the EPA permits the Company to expand its sales efforts nationally. Although such federal registration has been granted for Tree Guard(R), the Company must comply with all requirements of the EPA on an ongoing basis. If the Company fails to comply with federal EPA regulations, it may be penalized, fined, or may have its EPA registration revoked. 14.

                                  (Continued)

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997, and the methods and assumptions used to estimate such fair values, are as follows:

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


15.   SEASONAL NATURE OF SALES

      Although the Company does not have significant sales history, management believes that, under normal circumstances, the Company will experience seasonal demand for its products. The Company's best estimates are that peak sales are most likely to occur just prior to customers' applications of the Company's Tree Guard(R) during the Spring and Fall. Other factors likely to influence seasonality are weather conditions in areas which freeze, the unique needs of commercial customers, and long lead-times for orders in certain distribution channels.


16.   LITIGATION SETTLEMENT

      The Company entered into a two-year employment agreement effective April 17, 1997, with an investor who was appointed CEO and Board member, with a base salary of $65,000 per year. In connection with the employment agreement, the Company granted an option to purchase 75,000 shares of common stock at $1.50 per share for a ten-year period and warrants to purchase 30,000 shares of stock in connection with the purchase of 93,750 shares at $1.60 per share. During 1998, the Company terminated the employee. The options and warrants were canceled as of December 31, 1997.

      Subsequent to being terminated, the former employee brought an action against the Company in an employment-related lawsuit. The lawsuit was settled March 6, 1998, and resulted in the Company reimbursing the former employee for services rendered and buying back 93,750 shares of common stock and related warrants for $157,500, plus interest at 9.5% through March 2000.

                                  (Continued)

                        NORTECH FOREST TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


17.   GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception of $1,735,691.

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


18.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                              1998        1997
                                                           ---------   ---------

      Cash payments for interest                           $  30,910   $   9,390
                                                           =========   =========

      Non-cash investing and financing activities:

         Conversion of 12% unsecured convertible
            subordinated promissory notes to equity        $    --     $  25,000
                                                           =========   =========

         Write-off of trade secret costs                   $    --     $  38,409
                                                           =========   =========


         Issued a long-term note for repurchasing
            common stock and  reimbursement for
            services rendered                              $ 157,500   $    --
                                                           =========   =========

         Issued subscription receivable for common stock   $ 120,000   $    --
                                                           =========   =========