Form 10QSB
period 1999-03-31
NORTECH FOREST TECHNOLOGIES INC
filed 1999-05-14
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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


                         2233 UNIVERSITY AVENUE, NO. 225
                            ST. PAUL, MINNESOTA 55114
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (651) 645-5454
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


As of March 31, 1999, the Registrant had 2,169,130 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__.

ITEM 1. FINANCIAL STATEMENTS

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1998 and March 31, 1999 and the related statements of operations and cash flows for the three months ended March 31, 1999 and 1998, respectively. In the opinion of management of the Registrant, the unaudited financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The unaudited financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

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

                        NORTECH FOREST TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                    March 31,   December 31,
                                                      1999          1998
                                                   ---------    ------------
                                                  (Unaudited)
Current assets:
       Cash                                        $  18,479     $  30,874
       Accounts receivable                           132,700       126,014
       Inventories
          Finished goods                              11,233        21,361
          Raw materials                               42,773        55,908
       Prepaid expenses                                2,633         4,750
                                                   ---------     ---------
         Total current assets                        207,818       238,907
                                                   ---------     ---------

Long-term assets:
       Equipment                                      62,678        62,678
       Accumulated depreciation                      (44,012)      (41,580)
                                                   ---------     ---------
                                                      18,666        21,098
                                                   ---------     ---------
Other assets:
       Organizational costs, net of accumulated
         amortization of $628 and $617 during
         1998 and 1997, respectively                       0             0
       Other assets                                    1,665         1,665
                                                   ---------     ---------

TOTAL ASSETS                                       $ 228,149     $ 261,670
                                                   =========     =========

(1) See Note 1 to the financial statements.

                                                       March 31,     December 31,
                                                         1999            1998
                                                      -----------   ------------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
       Line of credit                                 $    64,674     $    77,392
       Accounts payable - trade                            57,725          58,522
       Note payable - other                                59,767          67,659
       Accrued expenses                                    18,819          21,294
                                                      -----------     -----------
                Total current liabilities                 200,985         224,867
                                                      -----------     -----------

Long Term Debt                                        $    27,031     $    27,031

Total Liabilities                                     $   228,016     $   251,898

Stockholders' equity:
       Preferred Stock, par value $.01 per share;
         500,000 shares authorized, none issued                --              --
       Common Stock, par value $.01 per share;
         3,750,000 shares authorized; issued and
         outstanding, 2,169,130 shares at March
         31, 1999 and 2,169,130 shares at December
         31, 1998                                          21,691          21,691
       Subscription Receivable                           (120,000)       (120,000)
       Paid in capital                                  1,843,772       1,843,772
       Accumulated deficit                             (1,745,330)     (1,735,691)
                                                      -----------     -----------
                Total stockholders' equity                    133           9,772
                                                      -----------     -----------
Total Liabilities & Shareholder Equity                $   228,149     $   261,670
                                                      ===========     ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three months ended March 31,
                                         ----------------------------
                                            1999            1998
                                         -----------     -----------

Sales                                    $   164,856     $    86,645

Cost of sales                                 67,646          35,281
                                         -----------     -----------

      Gross profit                            97,210          51,364
                                         -----------     -----------

Operating expenses:
   Administrative                             57,118          81,263
   Sales and marketing                        42,765          36,538
   Research and development                      -0-             -0-
                                         -----------     -----------
                                              99,883         117,801
                                         -----------     -----------

    Net Profit (Loss) on operations           (2,673)        (66,437)

Other income and expense
      Interest income                             94             143
      Interest expense                        (7,059)         (7,753)
                                         -----------     -----------

    Net Profit (Loss)                    $    (9,638)    $   (74,047)
                                         ===========     ===========

Net loss per common share                $    (0.005)    $     (0.04)
                                         ===========     ===========

Outstanding shares of
   common stock                            2,169,130       1,762,880
                                         ===========     ===========

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                         Three months ended March 31,
                                                         ----------------------------
                                                           1999             1998
                                                           ----             ----
Cash flows from operating activities:
       Net loss (4)                                      $ (9,638)        $(74,047)
       Adjustments to reconcile net loss to
         net cash flows from operating activities
          Depreciation (4)                                  2,432            2,712
           Note payable issued for services                   -0-            7,500
            Accounts receivable                            (6,686)          82,384
           Inventories                                     23,263           18,245
       Accounts payable                                    (9,932)          21,026
       Accrued expenses                                    (2,475)          (7,488)
         Other                                              2,116              735
                                                         --------         --------
             Net cash flows from operating activities        (920)          51,067
                                                         --------         --------

Cash flows from investing activities:
       Purchase of long-term assets                           -0-              -0-
       Net cash flows from investing activities               -0-              -0-
                                                         --------         --------

Cash flows from financing activities:
       Bank line-of-credit                                  6,152          (52,868)
       Sale of stock for cash                                 -0-              -0-
       Payment of long-term debt                              -0-              -0-
       Note payable - other                               (17,625)             -0-
       Deferred Offering Cost                                 -0-              -0-
       Net cash flows from financing activities           (11,473)         (52,868)
                                                         --------         --------

            Net increase (decrease) in cash               (12,393)          (1,801)

Cash, beginning of period                                  30,874           14,298
                                                         --------         --------

Cash, end of period                                      $ 18,481         $ 12,497
                                                         ========         ========

(4) See Note 4 to financial statements.

                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

                 THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

1.  CONDENSED FINANCIAL STATEMENTS
    The financial statements included herein have been prepared by Nortech Forest Technologies, Inc., a Delaware corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. Nortech Forest Technologies, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto.

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

3.  EQUITY
    In the quarter ended March 31, 1999, the Company sold no Common Stock.

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

5.  GOING CONCERN
    As stated in Note 18 of the Company's audited financial statements for the year ended December 31, 1998, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses of $333,867 in 1997, $163,795 in 1996 and $542,950 in 1995. As of March 31, 1999, the Company has accumulated losses of $9,638 for the first three months of 1999 for a total accumulated loss of $1,745,330.

                        NORTECH FOREST TECHNOLOGIES, INC.
                        MANAGEMENT DISCUSSION & ANALYSIS

                  THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause the Company's actual results to differ materially from current expectations are the following: business conditions and growth in the plant protection industry and the general economy; competitive factors such as rival manufacturers and sellers of plant and tree protection products and price pressures; availability of product component chemicals at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

GENERAL

The Company manufactures and markets TREE GUARD(R), a proprietary, ready-to-use product that the Company developed to deter deer and other animals and wildlife from browsing and destroying value-added trees, shrubs, flowering ornamentals, and other landscape and forest resources. The Company manufactures substantially the same product as TREE GUARD, which is packaged and sold under two alternate brands labeled as "THIS 1 WORKS" DEER REPELLENT and the "Grants Deer Repellent" TREE GUARD, THIS 1 WORKS, AND GRANT'S DEER REPELLENT are registered by the U.S. Environmental Protection Agency (EPA) under registration number 66676-1 issued to the Company on January 30, 1996.

RESULTS OF OPERATIONS

Sales:
Net sales for the first quarter ended March 31, 1999 were $164,856 compared to $86,645 for the first quarter last year. Although sales during the first quarter reflect improved performance compared to the same period last year, the Company's progress in expanding sales was limited. While distribution agreements are now in place with several relatively new distributors with sales records less than one year, sales into the future may be limited by the need for capital to finance sales programs common within the trade.

Although the Company has expanded its distribution significantly during the last several quarters, the degree to which sales can be expanded during 1999 and beyond will be largely subject to the Company's ability to raise additional capital to fund sales and marketing activities. (see Liquidity and Capital Resources).

Gross Profit and Gross Profit Margin:
For the second quarter ended March 31, 1999, gross profit was $97,210, or 59% of sales, compared to $51,364 , or 59.3% of sales, during the same period last year. Sales to Private brand products have lower margins than the Company's own brand. Increased sales of private brand products may lower gross profit margins in future periods.

Administrative Expense. During the first quarter ended March 31, 1999, administrative expense was $57,118 compared to $81,263 during the first quarter last year. The decrease was primarily due to increased operating efficiencies.

Sales and Marketing Expense. During the first quarter ended March 31, 1999, sales and marketing expense was $42,765 compared to $36,538 during the first quarter last year. The increase was due to increased advertising and other marketing expenses.

Research and Development Expense During the first quarter ended March 31, 1999, research and development expense was $0 compared to $0 for the first quarter last year. The Company has chosen to spend its limited funds on sales and marketing rather than continued research and development at this time.

Interest Expense. During the first quarter ended March 31, 1999, interest expense was $7,059 compared to $7,753 during the first quarter last year. The interest expense was due to the Company offering dating to its customers beginning in the fall of 1997. As is customary in the lawn and garden industry delayed payment terms are offered in the fall for spring sales. Sales made in the fall of 1998 are then due May 10, 1999.

Net Loss. For the reasons discussed above, the Company incurred a net loss of $9,638 or $.005 per share, for the first quarter ended March 31, 1999, compared to a net loss of $74,048, or $.04 per share, during the first quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1999, the Company had current assets of $207,818, current liabilities of $200,985, and working capital of $6,935 compared to current assets of $212,933, current liabilities of $360,053 and working capital of ($112,740 on March 31, 1998. The increase in working capital was primarily due to operating efficiencies.

If additional capital is raised, there is no assurance that it will be under terms that will be attractive to the Company. Even if the Company is successful in raising additional capital in the near future, management believes that, in order to achieve aggressive market penetration objectives, it may be required to raise additional capital during 1999.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.
    For the quarter ended March 31, 1999, no exhibits are submitted.

b)  Form 8-K
    For the quarter ended March 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       NORTECH FOREST TECHNOLOGIES, INC.
                                       (the "Registrant" or "Company")




Dated:                                 By:
      ------------------                   -------------------------------------
                                             Calvin E. Blanchard
                                             Chief Operating Officer