Form 10QSB
period 1999-06-30
NORTECH FOREST TECHNOLOGIES INC
filed 1999-08-16
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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


                         2233 UNIVERSITY AVENUE, NO. 225
                            ST. PAUL MINNESOTA 55114
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (651) 645-5454
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of June 30, 1999, the Registrant had 3,519,130 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__.

ITEM 1. FINANCIAL STATEMENTS

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1998 and June 30, 1999 and the related statements of operations and cash flows for the six months ended June 30, 1999 and 1998, respectively. In the opinion of management of the Registrant, the unaudited financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The unaudited financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

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

                        NORTECH FOREST TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                              June 30,      December 31,
                                                               1999             1998
                                                           ------------     ------------
                                                            (Unaudited)
Current assets:
   Cash                                                    $     34,250     $     30,874
   Accounts receivable                                          137,218          126,014
   Inventories
      Finished goods                                              7,118           21,361
      Raw materials                                              44,753           55,908
   Prepaid expenses                                               8,242            4,750
                                                           ------------     ------------
         Total current assets                                   231,581          238,907
                                                           ------------     ------------

Long-term assets:
   Equipment                                                     64,283           62,678
   Accumulated depreciation                                     (46,443)         (41,580)
                                                           ------------     ------------
                                                                 17,840           21,098
                                                           ------------     ------------
Other assets:
   Organizational costs, net of accumulated
     amortization of $628 and $617 during
     1999 and 1998, respectively                                      0                0
   Other assets                                                   1,665            1,665
                                                           ------------     ------------
                                                                  1,665            1,665
                                                           ------------     ------------
                                                           $    251,086     $    261,670
                                                           ============     ============

                                                            June 30,       December 31,
                                                              1999             1998
                                                          ------------     ------------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------

Current liabilities:
    Line of credit                                        $     37,172     $     77,392
    Accounts payable - trade                                    70,179           58,522
    Note payable - other                                        40,985           67,659
    Accrued expenses                                            94,640           21,294
                                                          ------------     ------------
        Total current liabilities                              242,976          224,867
                                                          ------------     ------------

Long Term Debt                                                  27,031           27,031

Total Liabilities                                         $    270,007     $    251,898

Stockholders' equity:
    Preferred Stock, par value $.01 per share;
      500,000 shares authorized, none issued                       -0-              -0-
    Common Stock, par value $.01 per share;
      3,750,000 shares authorized; issued and
      outstanding, 3,519,130 shares at June
      30, 1999 and 1,762,880 shares at December
      31, 1998                                                  35,191           21,691
    Subscription Receivable                               $   (795,000)    $   (120,000)
    Paid in capital                                          2,437,772        1,843,772
    Accumulated deficit                                     (1,696,884)      (1,735,691)
                                                          ------------     ------------
        Total stockholders' equity                        $    (18,921)           9,772
                                                          ------------     ------------

Total Liabilities and Equity                              $    251,086     $    261,670
                                                          ============     ============


                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three months ended June 30,     Six months ended June 30,
                                         --------------------------     ---------------------------
                                             1999            1998            1999            1998
                                             ----            ----            ----            ----
Sales                                    $   234,256     $   217,076     $   399,112     $   303,720

Cost of sales                                 71,664          79,581     $   139,310         114,861
                                         -----------     -----------     -----------     -----------

      Gross profit                       $   162,592     $   137,495     $   259,802     $   188,859
                                         -----------     -----------     -----------     -----------

Operating expenses:
  Administrative                         $    54,599     $    66,499     $   111,718     $   147,763
  Sales and marketing                         55,215          37,812          97,980          74,340
  Research and development                       -0-             -0-             -0-             -0-
                                         -----------     -----------     -----------     -----------
                                         $   109,814     $   104,311     $   209,698     $   222,103
                                         -----------     -----------     -----------     -----------

      Net profit (loss) on operations    $    52,778     $    33,184     $    50,104     ($   33,244)

Other income and expense
      Interest income                    $       686     $        72     $       780     $       215
      Interest expense                   $    (5,018)    $    (8,237)    $   (12,077)    $   (15,990)


      Net Profit (loss)                  $    48,446     $    25,019     $    38,807     $   (49,019)
                                         ===========     ===========     ===========     ===========

Net Profit (loss) per common share       $     0.014     $     0.012     $     0.011     $    (0.023)
                                         ===========     ===========     ===========     ===========

Outstanding shares of
   common stock                            3,519,130       2,169,100       3,519,130       2,169,100
                                         ===========     ===========     ===========     ===========


(4) See Note 4 to the financial statements.


                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                  Six months ended June 30,
                                                     1999            1998
                                                     ----            ----
Cash flows from operating activities:
    Net Income (loss) (4)                         $   48,446     $  (49,020)
    Adjustments to reconcile net loss to
       net cash flows from operating activities
       Amortization                                      -0-            -0-
       Depreciation (4)                                2,431          5,423
       N/P for services                                  -0-            -0-
       Accounts receivable                            (4,517)        90,195
       Inventories                                     2,133         21,386
    Accounts payable                                  12,454         10,871
    Accrued expenses                                   8,797         (5,325)
     Other                                            (1,179)         1,651

    Net cash flows from operating activities      $   68,565         75,181
                                                  ----------     ----------

Cash flows from investing activities:
    Purchase of long-term assets                  $   (1,605)           -0-
    Net cash flows from investing activities      $   (1,605)           -0-

Cash flows from financing activities:
    Bank line-of-credit                           $  (27,502)    $  (64,294)
    Sale of stock for cash                               -0-       (115,072)
    Note payable - issued for services                   -0-          7,500
    Note payable - other                             (19,258)       133,821
    Deferred Off. Cost                                (4,430)           -0-
     Net cash flows from financing activities        (51,190)       (38,045)
                                                  ----------     ----------

            Net increase (decrease) in cash           15,770         37,136

Cash, beginning of period                             18,479         14,298
                                                  ----------     ----------

Cash, end of period                               $   34,249     $   51,434
                                                  ==========     ==========


(4) See Note 4 to financial statements.


                        SEE NOTES TO FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)

1.   CONDENSED FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by Nortech Forest Technologies, Inc., a Delaware corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. Nortech Forest Technologies, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto. Although audited, the balance sheet at December 31, 1998 does not include the information and notes required by generally accepted accounting principles for complete financial statements. Although management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist and procedures that will be accomplished by Nortech Forest Technologies, Inc. later in the year.

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

3.   ADDITIONAL EQUITY

     May 24, 1998 400,000 shares of Nortech stock were sold as part of a subscription agreement with a note receivable of $120,000.

     March 29, 1999 1,350,000 shares of common stock under Reg D, Rule 504 were authorized by written action of the Board of Directors. The stock was issued but held in trust pending distribution instructions.

     The stock was sold as part of a subscription agreement with a note receivable of $607,500.

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


5.   GOING CONCERN

     As stated in Note 18 of the Company's audited financial statements for the year ended December 31, 1998, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses of $333,867 in 1997, $163,795 in 1996 and $542,950 in 1995. As of June 30, 1999, the Company has accumulated profits of $38,807 for the first six months of 1999 for a total accumulated loss of $1,759,441.

                        NORTECH FOREST TECHNOLOGIES, INC.
                        MANAGEMENT DISCUSSION & ANALYSIS

                   SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)

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

GENERAL

The Company manufactures and markets TREE GUARD(R), a proprietary, ready-to-use product that the Company developed to deter deer and other animals and wildlife from browsing and destroying value-added trees, shrubs, flowering ornamentals, and other landscape and forest resources. The Company manufactures substantially the same product as TREE GUARD, which is packaged and sold under two alternate brands labeled as "THIS 1 WORKS" DEER REPELLENT and the "Grants Repels Deer" Deer Repellent. TREE GUARD, THIS 1 WORKS, AND GRANT'S REPELS DEER are registered by the U.S. Environmental Protection Agency (EPA) under registration number 66676-1 issued to the Company on January 30, 1996.

RESULTS OF OPERATIONS

Sales:

Net sales for the second quarter ended June 30, 1999 were $234,256 compared to $217,076 for the second quarter last year. Although sales during the second quarter reflect improved performance compared to the same period last year, the Company's progress in expanding sales was limited. While distribution agreements are now in place with several relatively new distributors with sales records less than one year, sales into the future may be limited by the need for capital to finance sales programs common within the trade.

Although the Company has expanded its distribution during the last several quarters, the degree to which sales can be expanded during 1999 and beyond will be largely subject to the Company's ability to raise additional capital to fund sales and marketing activities. (see Liquidity and Capital Resources).

Gross Profit and Gross Profit Margin:

For the second quarter ended June 30, 1999, gross profit was $162,592, or 69.4% of sales, compared to $137,494, or 63.3% of sales, during the same period last year. The increase in gross profit, as a percentage of sales, was due primarily to an increase in credit card sales. Sales to Private brand products have lower margins than the Company's own brand. Increased sales of private brand products may lower gross profit margins.

Administrative Expense. During the second quarter ended June 30, 1999, administrative expense was $54,599 compared to $66,449 during the second quarter last year. The decrease was primarily due to increased attention to lowering expenses.

Sales and Marketing Expense. During the second quarter ended June 30, 1999, sales and marketing expense was $55,215 compared to $37,854 during the second quarter last year. The increase was due to increased advertising expenses.

Research and Development Expense During the second quarter ended June 30, 1999, research and development expense was $0 compared to $0 for the second quarter last year. The Company has chosen to spend its limited funds on sales and marketing rather than continued research and development at this time.

Interest Expense. During the second quarter ended June 30, 1999, interest expense was $5,018 compared to $8,165 during the second quarter last year. The decrease in interest expense was due to the Company offering dating to its customers beginning in the fall of 1997. As is customary in the lawn and garden industry delayed payment terms are offered in the fall for spring sales. Sales made in the fall of 1997 are then due May 10, 1998.

Net Gain. For the reasons discussed above, the Company incurred a net gain of $48,446 or $.018 per share, for the second quarter ended June 30, 1999, compared to a gain of $25,028, or $.01 per share, during the second quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1999, the Company had current assets of $231,581, current liabilities of $175,476, and working capital of $56,105 compared to current assets of $361,906, current liabilities of $324,462 and working capital of $37,444 on June 30, 1998. The increase in working capital was primarily due to an increase in sales.

If additional capital is raised, there is no assurance that it will be under terms that will be attractive to the Company. Even if the Company is successful in raising additional capital in the near future, management believes that, in order to achieve aggressive market penetration objectives, it may be required to raise additional capital during 1999 or 2000.

Although the Company has established new customer relationships that it believes are strategically important in the long term, and has increased its level of sales experience significantly, no assurances can be given that the Company's sales results will be sufficient to enable the Company to achieve its financing requirements or to operate profitably.


ITEM 1. LEGAL PROCEEDINGS.

Samuel D. Garst and Nortech Forest Technologies, Inc. settled all claims that have been made or could have been made in a complaint dated February 9, 1998. The Company agreed to pay Garst $157,500 plus interest on the outstanding balance, in consecutive monthly installments of $7,000 commencing April 1, 1998. See note 10.6 of the Company's 1998 10K.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits.

     For the quarter ended June 30, 1999, no exhibits are submitted.

b)   Form 8-K

     For the quarter ended June 30, 1999, the Company did not file any reports on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       NORTECH FOREST TECHNOLOGIES, INC.
                                       (the "Registrant" or "Company")




Dated: 8/14/99                         By: /s/ Calvin E. Blanchard
       ---------------------               -------------------------------------
                                           Calvin E. Blanchard
                                           Chief Operating Officer