Form 10QSB
period 1999-09-30
NORTECH FOREST TECHNOLOGIES INC
filed 1999-11-15
CIK 832975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1999

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


                        2233 UNIVERSITY AVENUE, SUITE 225
                         ST. PAUL, MINNESOTA 55114-1696
          (Address of Principal Executive Offices, Including Zip Code)

                                 (651) 645-5454
              (Registrant's Telephone Number, Including Area Code)



Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of September 30, 1999, the Registrant had 4,194,000 shares of $.01 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__.

ITEM 1. FINANCIAL STATEMENTS

Nortech Forest Technologies, Inc., a Delaware corporation (the "Registrant" or "Company") files herewith balance sheets as of December 31, 1998 and September 30, 1999 and the related statements of operations and cash flows for the nine months ended September 30, 1999 and 1998, respectively. In the opinion of management of the Registrant, the unaudited financial statements reflect all adjustments, all of which are normal recurring adjustments necessary to fairly present the financial condition of the Registrant for the interim period presented. The unaudited financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

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

At the Company's 1999 Annual Meeting of Stockholders held on August 30, 1999; an increase in authorized outstanding Common Stock from 3,750,000 to 15,000,000 was announced. The effective date of the approval was August 20, 1999.

The unaudited financial statements enclosed herewith reflect said adjustment for the increase in the number of shares of outstanding Common Stock.

                       NORTECH FOREST TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                        September 30,   December 31,
                                             1999           1998
                                          ---------      ---------
                                         (Unaudited)
ASSETS

  Current assets:
    Cash                                  $  18,361      $  30,874
    Accounts receivable                     190,470        126,014
    Inventories
      Finished goods                          3,782         21,361
      Raw materials                          43,540         55,908
    Prepaid expenses                         10,131          4,750
                                          ---------      ---------
        Total current assets                266,284        238,907
                                          ---------      ---------

  Long-term assets:
    Equipment                                64,283         62,678
    Accumulated depreciation                (48,928)       (41,580)
                                          ---------      ---------
                                             15,355         21,098
                                          ---------      ---------
  Other assets:
       rent deposit                                          1,665
       non-refundable deposit on an
       acquisition and related costs        137,106            -0-
                                          ---------      ---------
  Total Assets                            $ 418,745      $ 261,670
                                          =========      =========

(1)     See Note 1 to the financial statements.
(4)     See Note 4 to the financial statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statement at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                   September 30,    December 31,
                                                      1999             1998
                                                   -----------      -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Line of credit                                   $   144,653      $    77,392
  Accounts payable - trade                              12,348           58,522
  Note payable - other                                  20,966           67,659
  Accrued expenses                                      95,701           21,294
                                                   -----------      -----------
    Total current liabilities                          273,668          224,867
                                                   -----------      -----------
    Long Term Debt                                      27,031           27,031
    Total Liabilities                                  300,699          251,898


Stockholders' equity:
  Preferred Stock, par value $.01 per share;
    500,000 shares authorized, none issued                   0                0
  Common Stock, par value $.01 per share;
    15,000,000 shares authorized; issued and
    outstanding, 4,194,100 shares at
    September 30, 1999 and 2,169,100 shares at
    December 31, 1998                                   41,941           21,691
  Paid in capital                                    2,566,022        1,843,772
  Subscription receivable                             (795,000)        (120,000)
  Accumulated deficit                               (1,694,917)      (1,735,691)
                                                   -----------      -----------
    Total stockholders' Equity                         118,046            9,772
                                                   -----------      -----------

Total Liabilities and Equity                       $   418,745      $   261,670
                                                   ===========      ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

                       NORTECH FOREST TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three months ended Sept. 30,       Nine months ended Sept. 30,
                                          ----------------------------      ----------------------------
                                              1999             1998             1999             1998
                                          -----------      -----------      -----------      -----------
Sales                                     $   157,521      $   210,306      $   556,633      $   514,026

Cost of sales                                  50,102           74,544          189,412          189,406
                                          -----------      -----------      -----------      -----------

      Gross profit                        $   107,419          135,762      $   367,221          324,620
                                          -----------      -----------      -----------      -----------

Operating expenses:
   Administrative                              54,265           60,580          165,982          208,342
 Sales and  marketing                          45,942           44,454          143,922          118,795
 Research and development                         -0-              -0-              -0-              -0-
                                          -----------      -----------      -----------      -----------
                                          $   100,207          105,034      $   309,904          327,137
                                          -----------      -----------      -----------      -----------

      Net profit (loss) on operations           7,212           30,728           57,317           (2,517)

Other income and expense
      Interest income                     $       301              106            1,081              321
      Interest expense                         (5,547)          (7,839)         (17,625)         (23,832)
      Net Income (loss)                   $     1,966      $    22,995      $    40,773      $   (26,028)
                                          ===========      ===========      ===========      ===========

Net Income (loss) per common share        $     0.000      $     0.011      $     0.010      $    (0.012)
                                          ===========      ===========      ===========      ===========

Outstanding shares of
   common stock                             4,194,130        2,169,100        4,194,130        2,169,100
                                          ===========      ===========      ===========      ===========




(4)     See Note 4 to the financial statements.

                       SEE NOTES TO FINANCIAL STATEMENTS

                       NORTECH FOREST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                          Increase (Decrease) in Cash

                                                  Quarter ended Sept. 30,
                                                  -----------------------
                                                    1999          1998
                                                 ---------      ---------
Cash flows from operating activities:
 Net income (loss) (4)                           $   1,966      $ (26,024)
 Adjustments to reconcile net loss to
  net cash flows from operating activities
    Amortization                                 $       0      $       0
    Depreciation (4)                                 2,485          8,134
    N/P for Services                                                7,500
    Accounts receivable                            (53,252)        39,973
    Inventories                                      4,549         40,403
  Accounts payable                                 (57,831)       (25,187)
  Accrued expenses                                     586         (4,069)
    Other Assets                                    (6,318)         4,305
                                                 ---------      ---------
    Net cash flows from operating activities     $(107,815)     $  45,035

Cash flows from investing activities:
  nonrefundable deposit on acquisition           $(100,000)           -0-
  Net cash flows from investing activities       $(100,000)           -0-

Cash flows from financing activities:
  Bank line-of-credit                            $ 107,481        (26,808)
  Sale of stock for cash                           135,000         34,927
  Note payable - other                             (19,543)       (34,947)
  Deferred Offering Cost                           (31,011)        (4,840)
                                                                ---------
    Net cash flows from financing activities       191,927        (31,668)
                                                                ---------
      Net increase (decrease) in cash            $ (15,888)     $  13,367

Cash, beginning of period                           34,249         14,298
                                                 ---------      ---------

Cash, end of period                              $  18,361      $  27,665
                                                 =========      =========


(4)     See Note 4 to financial statements.


                       SEE NOTES TO FINANCIAL STATEMENTS

                       NORTECH FOREST TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

               THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

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

2. COMMON STOCK INCREASE
At the Company's 1999 Annual Meeting of Stockholders held on August 30, 1999 the Company's stockholders announced an amendment to the Company's Certificate of Incorporation to increase the authorized shares of Common Stock from 3,750,000 to 15,000,000. This had been approved by stockholder vote. The effective date of the increase was August 20, 1999 and the unaudited financial statements enclosed herewith reflect said adjustment for the number of shares of outstanding Common Stock.

3. ADDITIONAL EQUITY
One hundred thousand shares of Common Stock shares were issued to Kenneth Eade, Esquire for services rendered and future securities services effective July 22, 1999.
Additional capital of $135,000 was raised in a private placement consisting of 675,000 shares in July and August of 1999.
May 24, 1998 400,000 shares of Nortech stock were sold as part of a subscription agreement with a note receivable of $120,000.
March 29, 1999 1,350,000 shares of Common Stock under Reg D, Rule 504 were authorized by written action of the Board of Directors. The stock was issued but held in trust pending distribution instructions. The stock was sold as part of a subscription agreement with a note receivable of $607,500.

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

5. GOING CONCERN
As stated in Note 18 of the Company's audited financial statements for the year ended December 31, 1998, such audited financial statements were prepared on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a profit of $13,537 in 1998 and a loss of $338,867 in 1997 and has incurred losses since inception of $1,775,253. As of September 30, 1999, the Company has accumulated a net gain of $40,773 for the first 9 months of 1999.

6. NON-REFUNDABLE DEPOSIT
A non-refundable deposit on an acquisition and related costs are on the September 30, 1999 balance sheet as other assets. Should the Company be unable to complete the acquisition these assets would become expenses. Should this occur it would materially affect the Company's performance short term.

                       NORTECH FOREST TECHNOLOGIES, INC.
                        MANAGEMENT DISCUSSION & ANALYSIS

               THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

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

GENERAL

The Company manufactures and markets TREE GUARD(R), a proprietary, ready-to-use product that the Company developed to deter deer, rabbits, and other forest animals and wildlife from browsing and destroying value-added trees, shrubs, flowering ornamentals, and other landscape and forest resources. The Company manufactures substantially the same product as TREE GUARD, which is packaged and sold under two alternate brands labeled as "THIS 1 WORKS" and the "GRANT'S REPELS DEER" Deer Repellent. TREE GUARD, THIS 1 WORKS and GRANT'S REPELS DEER are registered by the U.S. Environmental Protection Agency (EPA) under registration number 66676-1 issued to the Company on January 30, 1996.

RESULTS OF OPERATIONS

Sales:
Net sales for the three months and nine months ended September 30, 1999 were $157,521 and $556,631 respectively, compared to $210,306 and $514,026 for the respective periods last year. Sales during the third quarter reflect decreased performance compared to the same period last year. The East Coast market drought had significant impact on our strongest market segment resulting in decreased sales performance compared to the same period last year. While distribution agreements are now in place with several relatively new distributors with sales records less than one year, sales into the future may be limited by the need for capital to finance sales programs common within the trade.

Although the Company has expanded its distribution significantly during the last several quarters, the degree to which sales can be expanded in the future will be largely subject to the Company's ability to fund sales and marketing activities. (see Liquidity and Capital Resources).

Gross Profit and Gross Profit Margin:
For the three months and nine months ended September 30, 1999, gross profit was $107,419 and $367,221 or 68% and 66% of sales, respectively, compared to $135,419, and $324,621 and 64.5% and 63.2% of sales for the respective periods last year. The slight increase in gross profit and gross profit margin percentages of sales for the respective periods last year reflect normal variability and do not reflect substantive change.

Administrative Expense. During the three months and nine months ended September 30, 1999, administrative expense was $54,265 and $165,982 respectively compared to $60,580 and $208,342 for the respective periods last year. The decrease was primarily due to increased attention to lowering expenses.

Sales and Marketing Expense. During the three months and nine months ended September 30, 1999, sales and marketing expense was $45,942 and $143,922, respectively, compared to $44,454 and $118,795 for the respective periods last year. The increase was due to increased advertising expenses

Interest Expense. During the three months and nine months ended September 30, 1999, interest expense was $5,547 and $17,625, respectively, compared to $7,840 and $23,508 for the respective periods last year. As is customary in the lawn and garden industry, delayed payment terms are offered in the summer for fall payment and in the fall for spring payment. Sales made in the fall of 1999 are due May 10, 2000 for example.

Net Gain / Net Loss. For the reasons discussed above, the Company incurred a net gain for the three months ended September 30, 1999 of $1,966. The Company incurred a net gain of $40,773 for the nine months ended September 30, 1999 compared to a net loss of ($26,028) for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1999, the Company had current assets of $266,284, current liabilities of $273,668, and working capital of ($7,384) compared to current assets of $246,682, current liabilities of $308,372 and working capital of ($61,692) on September 30, 1998.

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

ITEM 1. LEGAL PROCEEDINGS.

Samuel D. Garst and Nortech Forest Technologies, Inc. settled all claims that have been made or could have been made in a complaint dated February 9, 1998. The Company agreed to pay Garst $157,500 plus interest on the outstanding balance, in consecutive monthly installments of $7,000 commencing April 1, 1998. See note 10.6 of the Company's 1998 10-K


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits.
   for the quarter ended September 30, 1999, no exhibits are submitted.

b) Form 8-K

   For the quarter ended September 30, 1999, the Company did file a report on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NORTECH FOREST TECHNOLOGIES, INC.
                                   (the "Registrant" or "Company")




Dated: 11/15/99                    By: /s/ Calvin E. Blanchard
                                       Calvin E. Blanchard,
                                       Chief Operating Officer