Form 10KSB
period 1999-12-31
NORTECH FOREST TECHNOLOGIES INC
filed 2000-05-30
CIK 832975

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

                 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         NORTECH FOREST TECHNOLOGIES, INC.
                  (Name of Small Business Issuer in its Charter)


Delaware                                           06-1342912
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


2233 University Avenue, Suite 225
St. Paul, Minnesota                          55114-1696
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (651) 645-5454

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered

Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X     No
     -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]


The issuer's revenues for the Fiscal Year ended December 31, 1999 were $789,119

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 1999 computed by reference to the close price as at December 31, 1999 of 4,474,130 of the registrant's Common Stock as quoted on the OTC Bulletin Board service on such date, was approximately $2,818,701.

As at December 31, 1999, there were 4,474,130 shares of the issuer's common stock outstanding.


Transitional Small Business Disclosure Format (check one)

Yes     No X
   -----   -----

PART 1
------

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.

                                TABLE OF CONTENTS

         PART I
                ------

Item 1     Description of Business
 .................................................................    1
Item 2     Description of Property
 .................................................................   20
Item 3     Legal Proceedings
 .................................................................   20

Item 4     Submission of Matters to a Vote of Security Holders...   20



PART II

Item 5     Market for Common Equity and Related Stockholder Matters ....   22

Item 6     Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................   23

Item 7     Financial Statements and Supplementary Data ..........   35

Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ..................   61

PART III

Item 9     Directors and Executive Officers of the Registrant ...   61

Item 10    Executive Compensation ...............................   61

Item 11    Security Ownership of Certain Beneficial Owners and
           Management

Item 12    Certain Relationships and Related Transactions .......   61


Item 13    Exhibits and Reports on Form 8-K
 .........................................   61

SIGNATURES .........................................................63


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND HISTORY

CORPORATE HISTORY

Through February 2, 2000, Nortech Forest Technologies, Inc. ("Nortech") was engaged in the business of manufacturing and marketing TREE GUARD (R) brand deer repellent and the development of products designed to protect plants, trees and landscaping from damage by animals and certain acts of nature. On February 3, 2000, Nortech entered into a stock sale agreement to purchase all of the outstanding stock of Floral Inc. and FL Flowers, Inc., in exchange for 3,206,245 shares of common stock, plus an additional 6,412,474 shares of common stock contingent upon achieving certain annual gross sales targets, and changed its business focus to retail flower sales.

As a result of the stock sale agreement, Nortech acquires an ongoing floral business with 12 florist shops located in the Minneapolis/St. Paul metropolitan area, operating under the names FL Floral, Inc. and FL Flowers, Inc., d.b.a. Stems and Vines, including equipment, inventory and goodwill.

On February 3, 2000, in a move to effectuate the change of the principal business of Nortech from animal repellent sales to floral sales, Nortech sold all of the assets associated with its animal repellent business to Becker Underwood, Inc. for the sum of $850,000, subject to adjustment to equal the actual 1999 sales of Nortech, reduced dollar for dollar in the event Nortech's independent auditors determine that gross sales for 1999 are less than $789,119.

Prior to the 1999 Annual Meeting of Stockholders, a proposal to increase the authorized capital of Nortech from 3,750,000 to 15,000,000 common shares was approved by a majority of the stockholders.

THE FLORAL SALES BUSINESS

IN GENERAL

Nortech is an integrated retailer and marketer of flowers, plants, and complementary gifts and decorative accessories. It operates the largest chain of floral specialty retail stores in the Minneapolis/St. Paul metropolitan area. The Company's plan is to build brand name recognition in the North Central United States, and then attempt to expand that brand name recognition nationally. Nortech has sought to accomplish this by integrating its operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. Nortech ultimately intends to provide all of its retail customers with a unique and enhanced shopping experience under the Stems and Vines brand.

Nortech's retail locations all utilize the brand name, Stems and Vines, and a common advertising theme. The design focus for each location centers on a European garden look. This common theme allows for the inter-company exchange of products and services among Nortech's retail locations. The inter-company computer system allows for the centralized location and location-targeted production of arrangements, thereby reducing or eliminating significant cross-location delivery issues.

Nortech serves customers who do not visit or phone our retail stores through its Internet web site, www.stemsandvines.com. Nortech currently promotes its web site on leading Internet properties, including Yahoo! To ensure superior customer service and efficient order processing, Nortech operates a central call center. To distribute orders in markets where Nortech does not have its own stores, Nortech uses several flowers-by-wire services, including FTD, Florafax and American Floral Services (AFS).

Management believes that the execution of this integrated operating model will make the stems and vines brand synonymous with superior service, quality and value.

Nortech operates twelve floral retail stores and one central production/call center. Each store sells fresh cut flowers, green plants, blooming plant, dried floral arrangements, silk flowers and gifts. Nortech provides a wide array of traditional and contemporary designs for over 150 weddings annually. Nortech also performs plant maintenance for corporate customers.


THE FLORAL INDUSTRY.

Supply Chain

The majority of cut flowers sold at retail in the United States are grown outside of the United States, principally in Colombia, Mexico, Ecuador and the Netherlands. Flowers grown outside of the United States are shipped from the farms to importers in the United States. The majority of European products arrive in New York while most Central American and South American products arrive in Miami. After clearing customs and inspections, floral importers divide the flowers into smaller lot sizes and repack the flowers for shipment to wholesalers or bouquet companies. Wholesalers then market the flowers to retail florists, supermarkets, other mass market outlets, and bouquet companies. Flowers sold to bouquet companies are usually arranged and packaged for the consumer market and the bouquets are then sold in bulk by the bouquet companies to supermarkets and mass-market retailers. In aggregate, the supply chain typically delivers a flower to the retailer approximately 10 to 12 days after the flower is first cut. Moreover, the extensive handling of the product and the temperature fluctuations to which it is subjected adversely affect the life of the flower.

Order Generation

Order generators market and advertise in various media to generate floral orders via dial-up numbers, the Internet or direct mail. As order generators typically lack fulfillment capabilities, they forward these orders through a wire service to a retail florist for delivery. Order generators typically receive a fee equal to 20% of the order for their services. Some order generators also impose a service charge on the customer for handling the order. Large order generators typically receive rebates from wire services for sending orders through their services.

Wire Services

Wire services establish networks of retail florists and

facilitate the transmission and financial settlement of floral orders among the network members. Wire services publish a membership directory that enables florists to select which florist will deliver an arrangement outside the sending florist's own delivery area. Alternatively, florists can allow the wire service to choose which florist will deliver an arrangement. Some wire services also supply various goods, including vases and other materials, that florists may use in the ordinary course of business.

Wire services typically collect a fee of approximately 7% of the value of an order exchanged via the wire service; however, the fee collected from larger florists and order generators is often offset by a rebate. Wire services also typically charge a monthly membership fee to member florists. Since wire services generally do not own their member florists, they have little control over the quality of the product and service of the delivering florist.

Retail

Retailers sell flowers, plants and, in certain cases, complementary gifts and decorative accessories to customers. Retailers include floral shops, supermarkets, garden centers, discount warehouses and lawn and garden centers. Floral shops also receive orders for out-of-town delivery that they forward, typically through wire services, to other floral shops for fulfillment and local delivery.


THE FLORAL INDUSTRY'S SIZE AND OPPORTUNITY.

Size

The domestic retail floral industry is a large and growing industry with attractive business economics. According to industry sources:

         - Retail floral industry revenue was approximately $15 billion in 1998.

         - When added to the complementary gifts and accessories market, the combined industry exceeds $60 billion.

         - Sales by florists grew by 5.5% in 1998.

         - Gross margins for retailers average approximately 60%.

Opportunity to Create a National Network

Management believes that the domestic
retail floral industry presents opportunities for innovation, differentiation and the creation of a national brand due to the following industry characteristics:

         - Highly fragmented, with the top ten floral chains accounting for less than 5% of total retail sales.

         - Absence of a national retail brand.

         - Unique customer purchasing characteristics, with 40% of product orders placed outside of a retail location, approximately 90% of which are local calls made to local florists.

         - Inefficient and decentralized supply chain, with transactions among growers, importers, wholesalers and retailers creating substantial incremental costs but providing little additional value to the end user.

         - Lack of integrated order generation and fulfillment companies.

         - Under-marketed, with marketing expenditures typically less than 3% of sales.

         - Large, under-marketed customer lists.

Opportunity to Grow the Market

We believe the retail floral industry also presents opportunities to expand floral consumption as a result of the following factors:


         - The United States is not among the top ten countries in the world in per capita consumption of flowers; per capita spending in the United States is significantly less than that of most western European countries, according to the Floral Council of Holland.


         - Favorable customer demographics and lifestyle trends should generate additional industry growth.

         - Customers value an extended vase life for flowers, which can be achieved by streamlining the supply chain.

         - Retail florists have focused on the gift-giving customer, largely ignoring the opportunity to increase self-consumption.

         - The Internet allows for visual merchandising and targeted marketing of flowers.

BUSINESS STRATEGY

Nortech's goal is to become a primary floral and gift retailer and marketer in the United States. It intends to accomplish this by selling a broad selection of floral and floral-related products, providing superior customer service and building strong customer loyalty. Because of our management team's extensive experience in floral sales, and the expansion of Nortech's retail presence, we have become the second largest retail floral chain in the Minneapolis/St. Paul metropolitan area. Nortech believes its management has the skills and experience necessary to establish Stems and Vines as a prominent brand in the floral industry. Key elements of its strategy include:

BUILD A REGIONAL NETWORK OF RETAIL STORES.

Nortech plans to expand its retail operations in order to increase its market share in existing markets and to open and/or acquire stores in new markets where the opportunity exists to become a leading floral retailer, such as Nortech has done in the Minneapolis/St. Paul market. Over the next five years, Nortech's strategy is to develop an expanded retail network in the areas where Nortech has identified a significant market and opportunity to acquire smaller retail operations and integrate them with Nortech's operations.

Nortech's retailing network is based on a "hub-and-satellite" system, which Nortech's management believes is the most efficient operating structure for the retail floral industry based upon the success of the leading floral retail chains. A hub facility serves as a distribution center and warehouse for surrounding satellite stores within a market. Nortech currently operates one hub facility in one market, and it plans to have at least one hub in each of the the major markets in which we will operate, either through acquisition or construction. Management believes that a hub facility will eliminate cost redundancies and delivery inefficiencies resulting from the typically decentralized floral supply chain.

Nortech has developed a concept store that is designed to maximize revenue within the hub-and-satellite network by catering to the walk-in customer. This store will create a unique and enhanced shopping experience through an expanded product mix, innovative merchandising and store design, a knowledgeable staff of professional florists and exceptional customer service. Each of Nortech's retail stores follow this concept store plan, use Nortech's brand name, Stems and Vines, and follow a European garden theme.

BUILD THE ORDER-GENERATION BUSINESSES.

Nortech has developed a customer base which allows it to serve customers who do not visit its retail stores, in order to target Nortech's advertising and promotions. Through the use of more sophisticated database marketing techniques, our strategy is to use our order-generation capabilities to increase non-holiday and advance sales to customers in all channels. Where possible, we expect to distribute orders generated by these businesses through our retail store network, assuring our customers of high-quality products and superior customer service. Most order generators lack fulfillment capabilities and transmit their orders through wire services to independent local florists for production and delivery. We believe our retail stores will provide us with a significant competitive advantage over order generators who lack fulfillment capabilities, particularly at holidays and other peak times.

Nortech intends to promote its e-commerce operations. Similar to traditional order-generation businesses, we believe that online flower order generation must be coupled with an owned or affiliated local delivery network. This approach provides the greatest ability to manage all aspects of an order, from order taking to delivery confirmation, and ensures product quality and customer service consistency. Our e-commerce strategy is to position Nortech as a premier online floral and related gift marketer through a multi-branded strategy targeted at specific audiences. To promote its web site, Nortech has marketing contracts with major online portals, including Yahoo! We also intend to continually upgrade our website offerings in order to provide existing and new customers with broad product offerings and convenient ordering processes.

IMPROVED INFORMATION SYSTEMS.

Nortech's plan is to develop information systems that will give us a competitive advantage. Improved information systems will allow us to enhance the customer's overall experience across our retail network and throughout our order-generation businesses. By combining enhanced information systems with sophisticated merchandising, database and supply chain management techniques, we believe these information systems will improve our profitability.

THE MARKET

In general, the geographic market area for walk-in traffic for each store extends approximately to a six mile radius. Telephone sales and long terms relationships have created an extended customer base for Nortech. Wire service orders account for approximately 20% of Nortech's business.

PRODUCTS AND SERVICES

Retail Stores

Nortech owns twelve retail flower stores in the Minneapolis/St. Paul metropolitan area, and one production/call center, which receives and distributes inventory to each of the stores. Each location sells fresh cut flowers, green plants, blooming plants, dried floral arrangements, silk flowers,balloon bouquets,and gifts. Each store draws walk-in traffic from an approximate six mile radius. The stores also each have established a customer base which extends beyond the six mile area. These customers place
telephone sales with Nortech for flower deliveries.   The central production
facility is located at 2509 West County Road B, Roseville, MN 55113. The locations of the retail stores are:

Stems and Vines on Grand
949 Grand Avenue
St. Paul, MN 55105

JDB Florist
515 Owens
Stillwater, MN 55082

Holm & Olson
Carriage Hill Plaza-Holm & Olson
Lowry Medical Building
350 St. Peter Street
St. Paul, MN 55102

Holm & Olson
2100 North Snelling
Roseville, MN 55113

Rossi's Floral Shop
386 West Bernard Street
West St. Paul, MN 55118

Lake Elmo Floral
3479 Lake Elmo Blvd.
Lake Elmo, MN 55042

Northfield Floral
640 South Water Street
Riverpark Mall
Northfield, MN 55057

Stems and Vines of White Bear Lake
1971 Whitaker Street
White Bear Lake, MN 55110

Julie's Stems and Vines on 50th
813 West 50th Street
Minneapolis, MN 55419

Cedar Lake Floral
1822 East Lake Street
Minneapolis, MN 55419

Rosacker's Flowers and Gifts
2315 18th Avenue NE
Minneapolis, MN 55418

Valerie's Fresh Flowers
582 Prarie Center Drive
Eden Prarie, MN 55344

Nortech's retail stores follow a European garden theme and creates a unique and enhanced shopping experience for our customers. Our stores feature specially designed fixtures, are divided into easy-to-shop categories and feature professionals demonstrating the art of flower arranging. The store design is intended to give customers a warm, inviting place to browse and learn about Nortech's products.

In our stores, customers will find fresh-cut flowers and bouquets displayed creatively and in abundance, with informational tags and signage to guide the customer through the store. The traffic pattern of Nortech's stores draws customers through the store in a logical progression, exposing the customer to the breadth of available floral products and gift items. In addition to flowers and plants, our stores carry a number of complementary gifts and decorative accessories, gourmet confections, gift baskets, decorative accessories, collectibles and seasonal/holiday decorations. We believe that expanding the product mix of our stores to include these products is a natural extension of our floral product offerings since these products, like flowers, are commonly used as gifts to communicate personal expressions to others and for self-consumption to create a warm and friendly home environment. We believe that offering gifts and decorative accessories will not only enable us to meet the needs of our existing customers who currently purchase these products at competing specialty retailers, but will also allow us to attract new customers who do not normally purchase flowers or plants.

In addition to providing our customers with a unique and enhanced in-store experience and a broader array of merchandise, we are committed to providing superior customer service. We intend to provide same-day delivery on a regional scale from all distribution points, and expanded hours through our call center, and to offer customers the opportunity to place orders 24 hours a day, 7 days a week.

WIRE SALES

Nortech receives and forwards wire orders and fills wire orders for flowers.
 Nortech is a member of all three major wire services; FTD, American Floral Service (AFS) and Teleflora.

WEDDINGS

Nortech provides a wide array of traditional and contemporary wedding floral designs for approximately 150 weddings annually.

RAW MATERIALS AND SUPPLIERS

Nortech obtains fresh cut flowers from many different suppliers; primarily Everflora and Koehler-Dramm, Inc.

PATENTS AND TRADEMARKS

Nortech is the owner of the domain name, www.stemsandvines.com. Nortech applied in March, 2000 for federal registration of the trademark, "Stems and Vines."

EMPLOYEES

Nortech currently has 140 employees; primarily retailers and florists. Nortech is not subject to any collective bargaining agreements and believes that its labor relations are good.

COMPETITION

Nortech faces intense competition throughout the retail floral industry. Our retail stores compete with traditional floral shops, supermarkets, garden centers,vendors and other retailers based upon price, credit terms, breadth of product offering, product quality, customer service and location. We also compete with gift and other specialty retailers with our non-floral products. Nortech's Internet order-generation businesses faces significant competition from many other companies whose financial resources are superior to that of Nortech, who provide similar services, such as Bachman's.

GOVERNMENT REGULATION

Nortech is subject to laws and regulations that are applicable to various Internet activities. There are many legislative and regulatory proposals under consideration by federal, state, local and foreign governments and agencies, including matters relating to online content, Internet privacy, Internet taxation, access charges, liability for information retrieved from or transmitted over the Internet, domain names, database protection, unsolicited commercial e-mail messages and jurisdiction. New regulations may increase our costs of compliance and doing business, decrease the growth in Internet use, decrease the demand for our services or otherwise have a material adverse effect on our business.

Nortech is also subject to federal, state and local environmental, health and safety laws and regulations. Under environmental laws, we may be responsible for investigating and remediating environmental conditions relating to conditions at the numerous real properties at which we operate. These obligations could arise whether we own or lease the property. We are not aware of any pending federal environmental legislation that we expect to have a material adverse impact on our company.

RISK FACTORS


Our business, financial condition, results of operations and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below.

     Our Potential Inability to Implement Our Growth Strategy. Our business strategy will focus on growing our revenue and operations internally by opening new retail locations and expanding sales through other order-generation businesses, including our websites on the Internet, as well as by making acquisitions of floral and gift businesses. The success of our growth strategy will depend on a number of factors including our ability to:

         - assess the value, strengths and weaknesses of acquisition candidates;

         - evaluate the costs and projected returns of expanding our operations;

         - expand our customer base;
         - market our products and services effectively over the Internet and in traditional media;

         - lease desirable store locations on suitable terms and complete construction on a timely basis;

         - promptly and successfully integrate acquired businesses and new retail locations with existing operations; and

         - obtain financing to support this growth.

     We may not be able to identify suitable acquisition candidates or locations for new stores. If we are not able to identify suitable acquisition candidates or if acquisitions of suitable candidates are prohibitively expensive, we may be forced to alter our growth strategy. Our growth strategy may affect short-term cash flow and net income as we increase our indebtedness and incur additional expenses. As a result, our operating results may fluctuate and our growth strategy may not result in improving our profitability. If we fail to implement our growth strategy successfully, the market price of our common stock may decline. In addition, we may not be able to retain a sufficient portion of the customers of the retail stores that we acquire.

     We may expand our operations not only within our current lines of business, but also into other related and complementary businesses. Our entry into any new lines of business may not be successful, as we may lack the understanding and experience to operate profitably in new lines of business.


     Demands on Our Resources Due to Growth. Our anticipated growth could place significant demands on our management and our operational, financial and marketing resources. These demands are due to our plans to:


         - acquire and integrate numerous floral and gift retailers;

         - open new locations;

         - increase the number of our employees;

         - expand the scope of our operating and financial systems;

         - broaden the geographic area of our operations;

         - increase the complexity of our operations;

         - increase the level of responsibility of management personnel; and

         - continue to train and manage our employee base.

     Our management and resources, now and in the future, may not be adequate to meet the demands resulting from our expected growth.

     Continued Net Losses Could Hinder Our Growth Strategy. Nortech has experienced losses since its inception; as has its predecessor in the floral business. If Nortech continues to incur net losses in future periods, we may not be able to implement our growth strategy in accordance with our present plans and our stock price may decline.

     Our Financial Results May Not Be Indicative of Future Results. The financial statements included in this report cover periods when Nortech was not in the retail floral business. These financial statements may not be indicative of our future financial condition, operating results, growth trends or prospects.

     You must evaluate our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a new growth strategy. Our strategy of building a nationally branded floral and gift retailer and marketer may not lead to growth, profitability or increased market prices for our common stock.

     We Need to Improve Our Information Systems. We need to make improvements to and integrate our information systems. We may experience delays, disruptions and unanticipated expenses in implementing, integrating and operating our information systems. Failure to fully integrate and enhance our information systems or hire additional personnel could have a material adverse effect on our business, financial condition, results of operations and growth prospects.



     We May Incur Unexpected Liabilities When We Acquire Businesses. During the acquisition process, we may not discover some of the liabilities of businesses we acquire. These liabilities may result from a prior owner's non-compliance with applicable federal, state or local laws. For example, we may be liable after an acquisition of a business for the prior owner's failure to pay taxes or comply with environmental regulations. Environmental liabilities could arise regardless of whether we own or lease our properties. While we will try to minimize our potential exposure by conducting investigations during the acquisition process, we will not be able to identify all existing or potential liabilities. We also generally will require each seller of an acquired business to indemnify us against undisclosed liabilities. In most cases, this indemnification obligation will be supported by deferring payment of a portion of the purchase price or other appropriate security. However, this indemnification may not be adequate to fully offset any undisclosed liabilities associated with the business acquired.

     Goodwill Resulting from Acquisitions May Adversely Affect Our Results. Goodwill and related amortization are expected to increase principally as a result of future retail floral business acquisitions, and the amortization of goodwill and other intangible assets could adversely affect our financial condition and results of operations. We have considered various factors, including projected future cash flows, in determining the purchase prices of our acquired retail floral businesses, and we do not believe that any material portion of the goodwill related to any of these acquisitions will dissipate over a period shorter than 40 years. However, our earnings in future years could be significantly adversely affected if management later determines either that the remaining balance of goodwill is impaired or that a shorter amortization period is applicable.


     We Will Depend on Additional Capital for Our Growth. Our ability to remain competitive, sustain our expected growth and expand our operations largely depends on our access to capital. We anticipate making numerous acquisitions of floral businesses, which will require ongoing capital expenditures. We also expect to make expenditures to continue integrating the acquired floral businesses with our existing businesses. To date, we have financed capital expenditures and acquisitions primarily through private equity. In addition, to execute our growth strategy and meet our capital needs, we plan to issue additional equity securities as part of the purchase price of future acquisitions, which may have a dilutive effect on the interests of our stockholders. However, additional capital may not be available on terms acceptable to us. Our failure to obtain sufficient additional capital could curtail or alter our growth strategy or delay capital expenditures.

     Our Quarterly Operating Results Will Fluctuate Due to Seasonality. Unit sales of floral products have historically been seasonal, concentrated primarily in quarters with holidays such as Valentine's Day, Easter and Mother's Day. Negative fluctuations have been particularly pronounced and net losses have been incurred in quarters lacking holidays associated with flowers and gifts. We expect to experience, quarterly variations in revenue and cash flows. Other factors that could cause quarterly variations include additional selling, general and administrative expenses to acquire and support new business and the timing and magnitude of capital expenditures. We intend to plan our operating expenditures based on revenue forecasts. Any revenue shortfall below these forecasts in any quarter would likely decrease our operating results for that quarter.
     Customers May Reduce Discretionary Purchases of Flowers and Gifts. We believe that the floral and gift industry is influenced by general economic conditions and particularly by the level of personal discretionary spending by customers. As a result, the floral and gift industry could experience periods of decline and recession during economic downturns. The industry may experience sustained periods of decline in sales in the future. Any material decline in personal discretionary spending could have a negative effect on our business, financial condition, results of operations or prospects.

     Competition May Adversely Impact Our Performance. The floral and gift industry is highly competitive. Competition exists in each segment of the industry. We expect competition from:


     - flower growers, importers, wholesalers and bouquet companies, including Dole Food Company, Inc. and USA Floral Products, Inc.;

     - floral wire services, including FTD, Teleflora and AFS;

     - retailers including traditional floral and gift shops, supermarkets, mass merchandisers and garden centers; and

     - traditional and online order generators of floral and gift products, including 1-800-FLOWERS.

     In many of our markets, our competitors are larger and have greater financial resources than we do. The Stems and Vines brand is new, and may not be marketed effectively by us. We may not be able to compete successfully against our existing competitors and any future competitors.


     Political and Economic Events in Foreign Countries May Limit Supply of Flowers. Flowers are imported principally from countries in South America and Central America. The political and economic climate in several of these countries from time to time has been volatile. In some of these countries, this volatility has adversely affected many aspects of the economy, including flower production. At times, this volatility has also impacted trade relations with the
United States. As a result, future political and economic events in these flower-growing countries may reduce the production or export of flowers. Any adverse changes in the production or export of flowers from flower-producing countries could have a material impact on our business, financial condition, results of operations or prospects.

     Potential Adverse Effects of Bad Weather in Flower-Growing Regions. The supply of perishable floral products depends significantly on weather conditions where the products are grown. Severe weather, including unexpected cold weather, may have an adverse effect on the available supply of flowers, especially at times of peak demand. For example, in order for a sufficient supply of roses to be available for sale on Valentine's Day, rose-growing regions must not suffer a freeze or other harsh conditions in the weeks leading up to the holiday. Any shortages or disruptions in the supply of fresh flowers, or any inability on our part to procure our flower supply from alternate sources at acceptable prices in a timely manner, could lead to the inability to fulfill orders during periods of high demand, and the loss of customers.

     We May Have Difficulties Transporting Flowers. The perishable nature of flowers requires the floral industry to have a transportation network that can move products quickly from the farm to the retailer. Flowers grown in South America and Central America are typically transported via charter flights to the
United States. After flowers arrive in ports of entry, they are distributed throughout the United States primarily via refrigerated trucks. There may be disruptions in service at airports, fuel shortages, work stoppages in the air charter or trucking industries or other problems encountered in transporting flowers.
     Problems with Order-Transmission Networks and the Compatibility of Our Systems. A large percentage of floral industry revenue is dependent upon the ability of the party taking an order from a customer to transmit the order to a delivering florist outside the immediate geographic market. Over the past several years, this process has increasingly relied on electronic communications and computers to create networks that serve as the transmission medium for orders. We believe that a substantial number of floral industry participants use one or more of these networks, particularly FTD's Mercury network. In the event that one or more of these networks were to become disabled, or our systems were unable to communicate with the network or any other transmission medium, or one or more of our businesses were not permitted to use such network or medium, we may not be able to use our normal computer-based methods for communicating orders. In this event, we would either need to route orders via alternative wire services, requiring reconfiguration of the existing wire interfaces and programming logic, or be required to make individual telephone calls or send faxes to florists. Conducting business primarily through telephone and fax orders would cause us to operate in a slower and more costly manner. Any of these situations could have a negative impact on our business, financial condition, results of operations or prospects.

     Relationships with Floral Wire Service Businesses May Deteriorate. The retail floral industry has traditionally relied upon floral wire services, including FTD, Teleflora, and AFS, to act as intermediaries to effectively manage, among other things, financial settlement among florists and serve as a clearinghouse for orders. To our knowledge, these intermediaries do not currently operate retail stores but do engage in other marketing and floral order-generation activities. One or more of these wire services may seek to prohibit our order-generation business or our retail operations from settling orders through their wire services, or using their technology to transmit orders. These actions may have a short-term material adverse impact on our business, financial condition, results of operations or prospects.

     Wire service intermediaries also provide financial rebates or incentives to those florists, order generators and other parties that transmit and/or financially settle a large number of orders through their system. These rebates and incentives provide a significant portion of our operating profit. Any change in the industry's rebate or incentive structure may have a short-term material impact on our business, financial condition, results of operations or prospects.


     Uncertainty of Internet Use and its Impact on Our Business. We believe that the Internet and electronic commerce will play an increasingly important role in floral and gift-related merchandising and order taking over the coming years. As such, we intend to devote significant financial resources to our Internet operations. However, the use of the Internet and e-commerce by customers to purchase flowers and gifts may not increase as rapidly as we expect, and other purchasing mediums may replace the Internet. Additionally, there are few barriers to entry on the Internet. Our competitors may be better funded or have other proprietary technologies or approaches to e-commerce that may make it difficult for us to compete on the Internet. In any of these instances, our business, financial condition, results of operations or prospects may be materially adversely impacted.

     In addition, if the use of the Internet for direct-from-grower sales does rapidly increase and such sales replace locally delivered floral arrangements, then the revenue we plan to generate by owning and operating numerous retail stores may be materially adversely affected. Also, as e-commerce becomes more prevalent and the use of Internet phone directories increases, the value we receive from advertisements in traditional phone books may decrease.

     We May Face Increased Government Regulation of the Internet. There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content, user privacy and quality of services. Changes in tax laws relating to electronic commerce could adversely affect our business. The applicability to the Internet of existing laws covering issues such as intellectual property, libel, personal privacy and other areas is uncertain and developing. New legislation or regulations could decrease growth in the use of the Internet, impose additional burdens on e-commerce or alter how we do business. This could decrease demand for our online product offerings, increase our cost of doing business, increase the costs of products sold on the Internet or otherwise have an adverse effect on our business, financial condition, results of operations and prospects.


     We Depend Heavily on Our Senior Management. We believe that our success will depend to a significant extent upon the efforts and abilities of our executive officers. While we have entered into employment agreements with our executive officers and the senior management of some companies we have acquired, these individuals may not remain with us throughout the term of the agreements or thereafter. We do not have "key person" life insurance policies covering any of our employees. We will likely also depend on the senior management of any significant business that we acquire in the future. If we lose the services of one or more of these key employees before we are able to attract qualified replacement personnel, our business could be adversely affected.



     Our Stock Price May Be Volatile. The market price for our common stock has been volatile and may be affected by a number of factors, including the announcement of acquisitions or other developments by us or our competitors, quarterly variations in our or other industry participants' results of operations, changes in earnings estimates or recommendations by securities analysts, developments in the floral and gift industry, sales of a substantial number of shares of our common stock in the public market, general market conditions, general economic conditions and other factors. Some of these factors may be beyond our control or may be unrelated to our results of operations or financial condition. Such factors may lead to further volatility in the market price of our common stock.

     Possible Depressing Effect of Shares Eligible for Future Sale. We have issued a substantial number of shares of our common stock pursuant to our acquisition program, and we expect to issue additional shares of common stock as part of the purchase price for future acquisitions. The shares of common stock issued pursuant to our acquisition program will be registered with the SEC periodically, making them immediately available for resale. We have issued to our employees, officers and directors options to purchase shares of our common stock. The shares issuable upon exercise of the options have been registered with the SEC. Any actual sales or any perception that sales of a substantial number of shares may occur could adversely affect the market price of our common stock and could impair our ability to raise capital through an offering of equity securities.

     Possible Dilution in Value of Common Stock and Voting Power. If we issue additional shares of common stock, including shares that may be issued pursuant to option grants, earn-out arrangements and future acquisitions, purchasers of common stock may experience dilution in the net tangible book values per share of the common stock. In addition, because our stockholders do not have any preemptive right to purchase additional shares in the future, their voting power will be diluted by any issuance of shares.


THE ANIMAL REPELLENT BUSINESS

GENERAL:

Up until it sold the animal repellent assets and changed its focus on February 4, 2000, Nortech manufactured and marketed TREE GUARD(R) brand deer repellent, and was engaged in the development of products designed to protect plants, trees and landscaping from damage by animals and certain acts of nature.
In addition to TREE GUARD, Nortech sold a deer repellent to Voluntary Purchasing Groups (VPG) of Bonham, Texas, under a private label agreement. Under this agreement, the TREE GUARD formulation was sold in bulk tanker truck loads, for repackaging under the FERTI-LOME "This 1 Works" brand name owned by VPG. Under another private label agreement, Nortech packaged "Grant's Deer Repellent". Grant's Deer Repellent is a brand name owned by Grant's a wholly owned subsidiary of Central Garden and Pet.



PRODUCT(S) AND TECHNOLOGY:

During the year ended December 31, 1999, TREE GUARD brand deer repellent
(and substantially the same product sold under Ferti-lome's "This 1 Works" brand name and Grant's Deer Repellent brand name) were Nortech's only product offerings. TREE GUARD is an easy-to-use, pre-formulated liquid that, when sprayed on plant material, is effective in minimizing damage resulting from deer browsing. The active ingredient, denatonium benzoate (Bitrex(TM)), produces an extremely bitter, lingering taste that animals do not like. TREE GUARD is ready-to-use, user-friendly and, unlike most competitive products, requires no mixing. It provides effective adhesion to surfaces to which it is applied. For these reasons, TREE GUARD remains effective, even after rain, and requires less frequent application than many competitive products.

Nortech's management believes that several key attributes distinguish
TREE GUARD from competitor's products, including: (1) superior efficacy by combining the extremely bitter taste of Bitrex with an agent that allows deer to detect a TREE GUARD treatment; (2) a proprietary formula that resists wash off in rain or snow; (3) the convenience of a ready-to use formula that requires no mixing or preparation; (4) an active ingredient that is considered safe for plants, animals and the environment; and (5) a clear coat finish versus some competitors' chalky residue.

CURRENT MARKET EMPHASIS. Throughout 1999, Nortech's sales efforts with
TREE GUARD have been primarily directed toward the consumer/residential and commercial market segments. The largest market segment for TREE GUARD currently is retail lawn and garden reached through independent lawn and garden distributors. Throughout the past fiscal year, Nortech has continued to increase its sales efforts in the commercial market through its commercial partner, Lesco. Nortech also continued to market "This One Works" under a private label agreement with Voluntary Purchasing Group (VPG). To penetrate the mass merchandise market Nortech contracted with Grant's a wholly owned subsidiary of Central Garden and Pet, Inc. Under its private label agreement with Grant's Nortech produced Grant's
Deer Repellent.

COMPETITION

The animal repellent industry is extremely competitive, and Nortech competed with many larger, more-established companies, most of which have significantly greater financial and other resources than Nortech, and many have greater industry-specific experience.

The following partial list of competitive products includes some of the most popular brands that compete, directly, or indirectly, with TREE GUARD.

      DEER AWAY   HINDER     ROPEL     DETOUR   REPEL BYE DEER   BOBBEX
      XP-20       GET AWAY   SHOTGUN   REPEL    MILORGANITE      DEER OFF

No assurances can be given that TREE GUARD will be able to compete effectively in the animal repellent market, or that one of its competitors will not develop another type of product which would compete directly with the Company.

MARKET SEGMENTS AND DISTRIBUTION CHANNELS:

During the past fiscal year, Nortech identified its four primary market segments as follows:

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

Although Nortech has had limited exposure of its TREE GUARD within the commercial market segment, management believes there is a high probability of growth within this segment. A commercial customer, LESCO, Inc., was Nortech's largest customer during the time it was in the animal repellent business.

      FORESTRY. The forestry segment is largely comprised of commercial tree producers, public and private reforestation and soil conservation agencies,

federal, state and local governments, and producers of wood and paper products. Commercial nurseries sell to forestry customers.
Forestry customers purchase products like Nortech's TREE GUARD from a variety of sources, including distributors and catalogs specializing in equipment and supplies for the forestry industry. TREE GUARD is currently available to forestry customers by catalog and through selected distributors who serve the forestry industry. Forestry professionals are generally well-versed in technology and demand the highest quality and performance in the products they use.

Because of the lengthy adoption cycle inherent with TREE GUARD and the need for customer trial, Nortech believes the forestry market segment will take longer than other market segments to achieve broad acceptance of its TREE GUARD.

      MASS MERCHANDISERS - DISCOUNT RETAILERS. Mass merchandisers who operate lawn and garden centers with their stores and expand floor and shelf space during eight-week seasonal sales "windows" during both the spring and fall. Instead of emphasizing customer service, they generally promote low prices. These stores generally operate on low gross profit margins in exchange for very high volume. Accordingly, they demand high inventory turns, and manage their inventory on a "just-in-time basis."

Although mass merchandisers often use their own distribution centers for stocking most inventories, they usually do not warehouse chemicals, including animal repellents. Accordingly, many mass merchandisers will purchase these products from distributors who warehouse chemicals and drop ship to individual store locations on a just-in-time basis, or expect manufactures of these products to accomplish these tasks. In addition to their requirements of high inventory turn rates, low inventory levels, and just-in-time order fulfillment, mass merchandisers typically expect aggressive advertising and promotional programs from manufacturers, return privileges (or guaranteed sales) and extended payment terms. Also, they frequently require manufactures to purchase certain kinds of premium shelf space.

After evaluating the relationship between high volume sales mass merchandisers offer and offsetting factors such as pricing pressures (and resulting pressures on gross profit margins) as well as the additional costs of inventory, granting extended terms Nortech decided to market its products exclusively through Grant's, under Grant's private label. The relationship with Grant's allowed Nortech to partake of mass merchandise sales without the offsetting factors mentioned above.

SALES AND MARKETING:

During 1999, the majority of Nortech's sales activities of animal repellent products were managed by one experienced sales professional who develops distribution sources and key account relationships. Due to the sales practices of the independent lawn and garden industry and, to a large degree, the commercial market segment, a considerable level of sales effort is performed by distributors and dealers. Therefore, Nortech's sales efforts in these market segments largely involved training, including helping distributors and dealers understand the TREE GUARD product adoption cycle, identifying the most common customer objections (and providing the answers to those objections), and providing customer testimonials and test results.

Nortech's sales executive and Chief Operating Officer continued to develop and coordinate Nortech's market activities during 1999. Nortech's 1999 marketing plan integrated the following activities (1) publicity; (2) trade advertising and limited consumer advertising; (3) direct mail to dealers, with supporting facsimile and telemarketing activities; and (4) a site on the worldwide web (www.nortechforest.com). The publicity, advertising and direct mail marketing components are directed toward consumers, independent garden centers, distributors and buyers in the commercial segment.


Nortech operated under a non-exclusive agreement with Reforestation Technologies, Inc. (RTI) in connection with sales of TREE GUARD to the forestry industry. RTI, which maintains staff on the west coast and in

Canada, has served in both a distributor and sales agent capacity, primarily in the forestry segment.

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

      DIRECT MAIL SUPPORT. Nortech conducted a direct mail campaign to support its sales efforts in the year ending December 31, 1999. A four color glossy brochure was developed and mailed to garden centers across the United States.

      CO-OP ADVERTISING. Nortech offered a co-op advertising allowance to qualifying distributors, based on a percentage of purchases.

      BOOKING PROGRAMS AND SALES INCENTIVE PROGRAMS. Nortech offered distributors special booking programs during the spring and fall which offer either extended terms or a discount on distributor invoice. This practice is customary in the industry. Nortech offered sales incentives to distributor sales personnel for in season sales. In season sales incentives ensure retail garden centers are supported and the shelves well stocked.


      TRADE SHOWS. Nortech also attended trade shows and conventions that attract potential customers, distributors, and personnel who influence the industry. Conventions and regional trade shows exhibit new products. Members of the trade attend to see what's new and to "catch" new trends. The National Lawn & Garden Distributors Association Convention and Mid-America Horticultural Trade
Show are examples of conventions.

PATENT AND TRADE SECRETS

Nortech's management believes that the technology used in TREE GUARD is unique and provides a significant advantage over competitive products in the animal repellent marketplace. Nortech took steps to protect this technology through patent protection of the basic TREE GUARD formulation (chemical and foliage coating techniques) and through agreement with Macfarlan Smith, the manufacturer of denatonium benzoate. Nortech filed a patent application in the U.S. and Canada on all potential commercial formulations of a nasty tasting substance such as denatonium benzoate coupled with a broad range of chemicals to bond to leaves and resist wash-off. Nortech withdrew its patent application during the first quarter of 1997.

MANUFACTURING AND WAREHOUSING:

During 1999, Nortech engaged the services of Iowa-based Imperial Inc. ("Imperial") to formulate and package TREE GUARD, and to perform shipping, as well as limited warehousing and fulfillment services. Imperial is a high-volume formulator of chemicals for a variety of manufacturers. In connection with its formulation, packaging and shipping services for Nortech, Imperial also warehouses certain raw materials associated with TREE GUARD, which Nortech purchased from outside suppliers and arranges for shipment to Imperial. Certain packaging components are taken from Imperial's inventory. Depending on the Company's need to stage orders, Imperial will maintain TREE GUARD inventory as either raw materials, work in progress, finished goods inventory or a combination thereof.

Nortech commenced its relationship with Imperial during the summer of 1996, with the objectives of securing high-volume (truckload) capacity, reliable turnaround, and consistently high quality. These objectives have been achieved.


SEASONALITY:

Management believes that Nortech has experienced seasonal demand for its TREE GUARD deer repellent. Peak sales are most likely to occur just prior to customers' applications during the Spring and Fall. The sales cycle for independent lawn and garden center distributors tends to be weighted toward the year end. Management believes this seasonal demand will continue. Other factors likely to influence seasonality are weather conditions in areas which freeze, the unique needs of commercial customers, and long lead-times in certain distribution channels.

ITEM 2. DESCRIPTION OF PROPERTY

Nortech leases approximately 1,650 square feet of office space in a light industrial complex in the Saint Paul Midway area. Nortech's current lease expires October 30, 2001. Under the current lease, gross monthly rent is $1,700 including utilities, janitorial service and property taxes.

Management believes Nortech's current facility, or a similar facility, can accommodate its needs, for the foreseeable future.

Nortech leases a central production facility is located at 2509 West County Road B, Roseville, MN 55113, consisting of 10,701 square feet of warehouse space and 512 square feet of office space, for a 36 month term which expires on October 31, 2001, at a monthly rental of $4,616.02. The monthly rent will increase to $4800.66 on November 1, 2000.

Nortech owns office equipment, computer systems, and leasehold improvements on its retail floral stores. It holds leases on each of its locations, which are all entered into with unrelated parties, with the exception of 1822 East Lake Street, Minneapolis, MN, which is leased to Nortech by FL Properties, LLC, a Minnesota limited liability company beneficially owned by C.E.O. Donald Lindstedt and president Steve Fahrner. A schedule of the leases is as follows:

Location                            Term                Monthly Rent

Stems and Vines on Grand           Exp. 11/30/03         $1,250 plus taxes
949 Grand Avenue
St. Paul, MN 55105

JDB Florist                        Exp.  1/31/01         $1,525
515 Owens
Stillwater, MN 55082

Holm & Olson                       Month to Month        $1,750 plus taxes
Carriage Hill Plaza-Holm&Olson
Lowry Medical Building
350 St. Peter Street
St. Paul, MN 55102
(1000 square feet)

Holm & Olson                      Expires 2000            $2,315.33 plus taxes
2100 North Snelling                                         and 7% gross sales
Roseville, MN 55113

Rossi's Floral Shop               Expires 8/31/2004       $1,255.00 plus
                                                             common area
386 West Bernard Street
West St. Paul, MN 55118
1,250 square feet

Lake Elmo Floral                   Month to Month          $1,500
3479 Lake Elmo Blvd.
Lake Elmo, MN 55042

Northfield Floral                  Month to Month          $2,000
640 South Water Street
Riverpark Mall
Northfield, MN 55057

Stems and Vines of
White Bear Lake                    Exp. 6/20/02             $1,673
1971 Whitaker Street
White Bear Lake, MN 55110

Julie's Stems and Vines on 50th    Exp. 8/31/2001       $1,765 plus common
813 West 50th Street                                     area charges
Minneapolis, MN 55419
1,253 square feet

Cedar Lake Floral                  Exp. 3/31/2004       $3,183 plus taxes
1822 East Lake Street
Minneapolis, MN 55419

Rosacker's Flowers and Gifts       Exp. 10/31/2003      $5,462.08
2315 18th Avenue NE                                       With option to
Minneapolis, MN 55418                                     triple net
6013 square feet

Valerie's Fresh Flowers            Exp.12/31/00         $2,698
582 Prarie Center Drive
Eden Prarie, MN 55344

ITEM 3. LEGAL PROCEEDINGS

Nortech is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Nortech's Common Stock is traded in the over-the-counter market, and is quoted on the NASD OTC Bulletin Board ("Bulletin Board"), under the trading symbol "NRTC". The market for the Company's Common Stock must be characterized as a limited market due to the relatively low trading volume and the small number of brokerage firms trading in Nortech's Common Stock and acting as market makers. No assurance can be given that the over-the-counter market for Nortech's securities will continue or that the prices in such market will be maintained at their present levels.

The following table sets forth, for the periods indicated, certain information with respect to the high and low bid quotations of Company's shares of Common Stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

                                             Bid
                                  --------------------------
Quarter Ended                      High                 Low
-------------                     -----                -----
March 31, 1999                    $.56                  $.44
June 30, 1999                     $.38                  $.19
September 30, 1999                $.44                  $.25
December 31, 1999                 $.63                  $.13

On March 1, 2000, the high bid and low asked prices for Nortech's shares quoted on the Bulletin Board were $.69 and $.63, respectively.

As of December 31, 1999, there were 4,474,130 shares of Nortech
Common Stock issued and outstanding held by approximately 300 holders of record.
This number does not include shareholders whose shares are held of record by brokerage houses and clearing corporations on behalf of their customers.

RECENT SALE OF UNREGISTERED STOCK.

Each of the following issuances by Nortech of the securities sold in the transactions referred to below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4 (2) thereof for transactions not involving a public offering.

During 1998, Nortech completed an offshore offering of common stock for $.30 per share. Nortech issued 400,000 shares in this offering and received subscriptions totaling $120,000. During 1999, Nortech completed an additional offshore offering of common stock for $.50 per share. In this offering, Nortech issued 1,350,000 shares of common stock and received subscriptions of $675,000. All of the subscriptions are still outstanding and accrue interest at 10%, mature on various dates, and are secured by the underlying stock. Due to the uncertainly of collecting interest due on the subscriptions, interest has not been accrued at December 31, 1999 and 1998.

During 1998, Nortech sold 100,000 shares of its common stock and received proceeds of $107,460, net of issuance costs. During 1999, Nortech sold units consisting of Nortech's common stock and warrants to purchase common stock. Nortech issued 675,000 shares of common stock and 135,000 warrants to purchase common stock and received proceeds of $39,960, net of issuance costs. The warrants are exercisable for three years.

PENNY STOCK STATUS

Nortech's common stock is a "penny stock," as the term is defined by Rule 3a51(1)of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker_dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

     1.  Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

     2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

     3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

     4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for Nortech's stock.

 (1) The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

 (2) Source of information: Stockmaster Stock Quotation Service
(Stockmaster.com) and Freerealtime.com, NASD Bulletin Board.


SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of Nortech outstanding as of December 31, 1999 was 300.

DIVIDENDS

No dividends have been declared or paid on Nortech's common stock, and Nortech does not intend to pay dividends in the near future.



ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:

The following discussion and analysis provides information that management of Nortech believes is relevant to an assessment and understanding of the

Company's results of operations and financial condition. This discussion should be read in conjunction with the accompanying audited financial statements and footnotes.

FORWARD LOOKING STATEMENTS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities and exchange
Act of
1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, maybe, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause Nortech's actual results to differ materially from current expectations are the following: business conditions and growth in the plant protection industry and the general economy; competitive factors such as rival manufacturers and sellers of plant and tree protection products and price pressures; availability of product component chemicals at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by Nortech with the Securities and Exchange
Commission, including, but not limited to Nortech's audited financial statements for the year ended December 31, 1999, enclosed herein.


GENERAL

Nortech has developed, introduced and marketed a ready to use deer repellent called TREE GUARD. It is formulated to discourage animals from browsing on plants such as flowers, shrubs and trees. Nortech believes based on it own testing and experience that TREE GUARD fills a significant niche in the commercial as well as lawn and garden repellent market.

TREE GUARD sales occur primarily among independent lawn and garden centers (51%). The second largest segment is commercial (26%) which consists of forestry and professional accounts. The TREE GUARD formula is sold and marketed under two alternate brand names commonly referred to as private brands. They are "This One
Works" and "Grants Deer Repellent".

The largest market segment is retail lawn and garden centers served by independent lawn and garden distributors. Nortech's independent distributors sell to lawn and garden retailers. Bachman's is an example of the lawn and garden retailer in the Minneapolis area.

Besides TREE GUARD sales, Nortech marketed private brand products to Voluntary Purchasing Group and Grant's. Voluntary Purchasing Group sells to independent lawn and garden markets. "This One Works" consisted of ten percent of sales and Grant's Deer Repellent consisted of eighteen percent of sales in the year ending December 31, 1999.

Grant's was added as a private brand distributor in order to penetrate the mass merchandise market. Grant's is a wholly owned subsidiary of Central Garden and Pet, a major distributor in the green industry. Central Garden & Pet Company is headquartered in Lafayette, California. It has 28 regional offices across the
United States with three hundred salesmen. Grant's was selected as a partner because it markets to mass merchandisers like Wal-Mart. Nortech has not been successful in penetrating the mass merchandise market. The arrangement with Grant's allowed Nortech to begin participating in the mass merchandise market without the usual exposure to mass merchandiser performance and pricing policies. Sales to Grants constituted thirteen percent of sales in 1998 and 1999.

On February 3, 2000, Nortech purchased all of the outstanding stock of FL Floral, Inc. and Floral, Inc., and began operating a chain of "Stems and Vines" retail floral stores along with a floral sales Internet web site. Simultaneously with the acquisition of FL Floral, Inc. and Floral, Inc., Nortech sold all of the assets and goodwill associated with its animal repellent business, and began to focus on operating the floral stores and expanding the commerce on its Internet site.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1999

Sales for the year ended December 31, 1999 were $789,119 compared to $712,461 reported in 1997. The increased sales were a direct result of targeting the best independent distributors and then working with them to sell TREE GUARD. Nortech attended an increased number of distributors shows and regional trade shows. Nortech conducted a limited direct mail campaign to garden centers and garden writers. Nortech offered seasonal sales discounts and dating to traditional independent distributors.

Gross profit for the year ended December 31, 1999 was $531,255 or 67.5% of sales as compared to $475,348 or 66% for 1998. The increase in margin is a result of increased direct sales of TREE GUARD and production efficiencies associated with increased volume.

Sales and marketing expense increased to $197,096 during the year ended December 31, 1999, compared to $160,066 during 1998. The increase is made up almost entirely of advertising and public relations.

Administrative Expense decreased to $235,553 during the year ended December 31, 1999, compared to $273,546 during 1998.

Interest expense decreased to $22,230 for the year ended December 31, 1999, down from $31,682 during 1998.

Nortech incurred a net loss of $28,832 or $(.01) per share, for the year ended December 31, 1999, compared to a net income of $13,538 or $.01 per share, for the year ended December 31, 1998. Although income from operations contributed $98,607 a one time write-off of a failed acquisition of $109,445 created the net loss for 1999.

Liquidity and Capital Resources

At December 31, 1998, Nortech had current assets of $238,907 and current liabilities of $224,867, resulting in a working capital surplus of $14,040, compared to current assets of $275,071 and current liabilities of $189,045, resulting in a working capital surplus of $86,026. The increase in working capital is primarily attributable to the sale of common stock.

Nortech's primary source of financing has been proceeds from sales of equity and receivable financing. Nortech continues to pursue an equity infusion from a private offering of its common stock.

During the first half of 2000, Nortech intends to raise additional capital through private offerings or debt financing. Furthermore, Nortech believes that, in order to achieve aggressive market penetration objectives it may be required to raise additional capital during 2000. No assurances can be given that Nortech will be successful in acquiring short-term or long-term financing necessary for operations, or that such a sales program will be successful. Failure to obtain the necessary financing will materially adversely affect Nortech's ability to continue operations.

PLAN OF OPERATIONS

Nortech is engaged in the business of retail sales of flowers and gifts through its twelve retail locations in the Minneapolis/St. Paul metropolitan area, telephone sales, and e commerce sales through its Internet web site. Nortech has recently shifted its business emphasis to retail floral sales.

Nortech has financed its operations to date through the sale of its securities.
Nortech's plan of operations over the next 12 months to expand its retail presence and to promote Internet sales from its e-commerce web site. This will require the raising of additional capital, and there can be no assurance that Nortech will be able to raise the capital required to accomplish these goals.

The predecessor to the floral business, FL Floral, Inc. and FL Flowers, Inc., generated $2,702,285 in net sales in the year ended December 31, 1999, which resulted in a gross profit of $1,883,818. Management predicts that Nortech's cash flow will be equal to or surpass these figures for the current fiscal year. Nortech will rely on this pro forma cash flow, and additional equity financing to satisfy its cash requirements during the next twelve months. There can be no assurance that Nortech will be successful in raising additional equity financing. Nortech intends to undertake a subsequent private placement of its common stock in order to raise future development and operating capital. Nortech depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. Nortech anticipates no research and development costs over the next twelve months. Nortech does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. Nortech has no current material commitments, except for its employment contracts with management.


ITEM 7.     FINANCIAL STATEMENTS:

Nortech's financial statements for the years ended December 31, 1999 and 1998 are included on pages F-1 through F-16 under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The former accountant, Stirtz, Bernards, Boyden,Surdel & Larter, did not resign, or decline to stand for re election. It was dismissed by the Company in June, 1999. The decision to change accountants was approved by the Board of Directors. There were no disagreements with the former accountant on any matter of accounting principle, or practice, financial statements disclosure or auditing scope or procedure. The former accountant has indicated its agreement with the statements made by the Company concerning the change in the Company's independent accountant. The Company has fully authorized the former accountant to respond fully to the inquiries of the successor accountant concerning all of the Company's financial reports and audits. The new accountant, Lund Koehler Cox & Arkema LLP was engaged in June, 1999.

PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors are elected by the shareholders to terms of one year. Officers serve at the pleasure of the Board of Directors, and serve one year terms unless removed by the Board prior to their terms. On February 3, 2000, pursuant to the share purchase agreement with FL Floral and Floral, Inc., the Board of Directors of Nortech appointed Don Lindstedt and Steven Fahrner as the provisional Board of Directors, to serve until the next election.

The Executive Officers of Nortech and their ages are as follows:

 Name                     Age                          Position
 __________               ___                          ________
Don Lindstedt             47                        Director, CEO

Gary L. Borglund          52                        Chairman

Steven Fahrner            47                        President, Director,
                                                    Operating Officer

Calvin E. Blanchard       47                        Chief Operating Officer,
                                                    Secretary, Director

Don Lindstedt. Mr. Lindstedt is the Director, and Chief Executive Officer of Nortech since February 3, 2000. Prior to February 3, 2000, he was the Chief Executive Officer of FL Flowers, Inc. and FL Floral, Inc., from December 1, 1998 through February 3, 2000. From 1996 through May, 1999 he was a partner in REM Rehabilitation, a rehabilitation company, where he was Chief Operating Officer of an $8 million four state operation with nearly 200 employees. From 1994 through 1996, he was owner and Chief Financial Officer of Comprehension Rehabilitation, Inc. From 1995 though 1998 he was Co-founder and owner of Infinite Health, L.L.C. From 1993 through 1995, he was Vice President/Operations of Express Systems, Inc. From 1990 through 1993, he was General Manager for River Ridge Rehabilitation, Inc. From 1988 through 1996, he also acted as an independent business consultant, providing management and financial consulting services, as President of CityView Financial Services, Inc. Mr. Lindstedt holds a Bachelor of Arts degree in Accounting from Metropolitan University, 1993.

Steve Fahrner. Mr. Fahrner is the President and Director of Nortech since February 3, 2000. He was the President of FL Flowers, Inc. and FL Floral, Inc., from December, 1998 through February 3, 2000. From 1997 through May, 1999, he was the head of the Physical Therapy Division of REM Rehabilitation and the Company's clinical administrator. From 1984 through 1997, he owned and operated Renew Rehabilitation, which he sold to his partner upon joining
REM.   Mr. Fahrner holds a Bachelor of Science degree in Physical Therapy from the University of Wisconsin, 1976.

Gary L. Borglund. Mr. Borglund is Chairman and Director of Nortech, since February 3, 2000, and formerly served as President and Chief Executive Officer of Nortech, from January 3, 1998 to February 3, 2000. He also serves as President, Director and Chief Executive Officer of Global Games, Inc., since August 21, 1997. He also serves as a Director of Red Oak Management Company. From 1990 through 1996, Mr. Borglund was Executive Vice President of Northern Financial Partners, a direct mail contractor. From 1988 through 1990, he was Vice President of Sales for Greenhaven Marketing Corp., a direct mail/insurance company. Prior to that time, Mr. Borglund was a self employed management consultant. Mr. Borglund attended the University of Minnesota, where he majored in Business.

Calvin E. Blanchard. Mr. Blanchard is the Chief Operating Officer and director of Nortech, and has been since January, 1997. He served as Nortech's Chief Operating Officer and General Manager since April 1994. Prior to this, from 1988 to 1994, he served as a Pesticide Registration Supervisor with the Minnesota Department of Agriculture. From 1986 to 1988, he served as the supervisor of technical services for CENEX. Prior to this, from 1977 through 1979, he was employed as a crop consultant with Servi-Tech in Kansas. Mr. Blanchard created Treeguard, the original Nortech product, and guided Nortech through its developmental stages. He graduated in 1977 from Iowa State with a double-major in Plant Pathology and Pest Management. He received his M.S. in Entomology from Texas A&M in 1981. He received an M.B.A. from Carlson School of Business, University of Minnesota in 1986.

FAMILY RELATIONSHIPS.

There are no family relationships among directors, executive officers or other persons nominated or chosen by Nortech to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

Nortech is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
Section 16(a) of the Securities Exchange Act of 1934 requires Nortech's officers and directors, and persons who own more than ten percent of a registered class of Nortech's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Nortech with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Nortech believes that, during the fiscal year ended Dec.31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION.

Nortech has written employment agreements with its officers. The only non_cash compensation paid by Nortech is reflected in the following table of shares and warrants granted to executive officers. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.
The salaries of Nortech's officers are set forth in the table below:

Name                        Position            Salary            Bonus

Don Lindstedt               CEO                $87,500             0

Steve Fahrner               President          $87,500             0

Gary Borglund               Chairman           $30,000             0

Calvin Blanchard            COO                $87,500             0

The salaries paid to management during the past fiscal year ended December 31, 1999 were:

Name                        Position       Salary            Bonus

Calvin Blanchard            COO            $87,500            0

ITEM 10.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of Nortech as of the date of this disclosure(1), by (I) each person who is known by Nortech to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of Nortech's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address               Number of Shares          Percentage Owned
________________                ________________          ________________

Don Lindstedt                  1,522,967                    18.835%
Post Office Box 15103
Minneapolis, MN 55145

Steve Fahrner                  1,522,966                    18.835%
Post Office Box 15103
Minneapolis, MN 55145

Gary Borglund                  100,000                      1.24%
400 South 4th Street
Minneapolis, MN 55415

Calvin Blanchard               100,000                      1.24%
Post Office Box 15103
Minneapolis, MN 55145

Richard Neslund                561,315                      7%
15210 Wayzata Blvd.
Wayzata, MN 55391

All directors and
officers as a group            3,305,933                    40.15%
_____________
Based on 8,084,354 shares outstanding as of May 24, 2000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the acquisition of the assets of FL Floral, Inc and Fl Flowers, Inc. on February 3, 2000, Don Lindstedt was issued 1,552,967 shares of common stock of Nortech; Steve Fahrner was issued 1,552,966 shares of common stock, and Gary Borglund was issued 100,000 shares of common stock.


 No other persons are known to Management that would be deemed to be promoters.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements (included in Part II of this Report):

 Report of Independent Certified Public Accountant
 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Cash Flows
 Statements of Stockholder's Equity
 Notes to Consolidated Financial Statements

 (b) Reports on Form 8-K:
     March 31, 2000
     April 13, 2000 (amended)
 (c) Exhibits



[CAPTION]
Item 13. FINANCIAL STATEMENTS

                        NORTECH FOREST TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                TABLE OF CONTENTS
                                -----------------

Page

----

Independent Auditors' Report                                             1

Financial Statements:

      Balance Sheets
F- 2


      Statements of Operations                                              F-3


      Statements of Stockholders' Equity                                    F-4

      Statements of Cash Flows
F-5  5


      Notes to Financial Statements                                         F-6

[CAPTION]
To The Board of Directors
NORTECH FOREST TECHNOLOGIES, INC.
Minneapolis, Minnesota

                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Nortech Forest Technologies, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Nortech Forest Technologies, Inc. as of December 31, 1998, were audited by other auditors whose report dated
January 21, 1999, expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nortech Forest Technologies, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/LUND KOEHLER COX & ARKEMA, LLP
---------------------------------
Lund Koehler Cox & Arkema, LLP
Minneapolis, Minnesota
January 11, 2000

                        NORTECH FOREST TECHNOLOGIES, INC.

                                 BALANCE SHEETS


DECEMBER 31,

-----------------------------
                                                                        1999
           1998

-----------     -----------
                                            ASSETS
                                            ------
Current assets:
      Cash                                                          $
10,812     $    30,874

      Accounts receivable
203,992         126,014
      Inventories
51,847          77,269
      Prepaid expenses
8,490           4,750

-----------     -----------
                        Total current assets
275,071         238,907

-----------     -----------
Furniture and equipment, net
12,896          21,098

Other assets:
      Deferred offering costs
37,500               0
      Security Deposit
1,665           1,665
       Total other assets
39,165           1,665

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

Current liabilities:
      Current portion of long-term debt                             $
100,637     $    58,522
      Line-of-credit
27,256          77,392
      Accounts payable
42,625          67,659
      Accrued expenses
18,527          21,294

-----------     -----------
                        Total current liabilities
189,045         224,867

-----------     -----------
Long-term debt, net of current portion
 0          27,031

-----------     -----------
      Total liabilities
189,045         251,898

-----------     -----------
Stockholders' equity:
      Preferred stock, par value $.01 per share, 500,000 shares
            authorized; none issued and outstanding
 0               0
      Common stock, par value $.01 per share, 15,000,000 shares
            authorized, 4,474,130 and 2,169,130 shares issued
            and outstanding
44,741           21,691
      Additional paid-in capital
2,585,369        1,843,772
      Subscriptions receivable
(727,500)        (120,000)      Accumulated deficit
                   (1,764,523)        (1,735,691) (1,735,691)

-----------       -----------
                        Total stockholders' equity
138,087             9,772

-----------       -----------
                                                                     $
327,132       $   261,670

===========       ===========


                           See Accompanying Notes to Financial Statements


[CAPTION]
NORTECH FOREST TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS


                                                                  YEARS
ENDED DECEMBER 31,

-----------------------------
                                                                   1999
        1998
                                                               -----------
    -----------


Sales                                                          $   789,119
    $   712,461

Cost of sales                                                      257,863
        237,113
                                                               -----------
    -----------

                        Gross profit                               531,256
        475,348
                                                               -----------
    -----------
Operating expenses:
      Administrative expenses                                      235,553
        273,546
      Sales and marketing                                          197,096
        160,066
                                                               -----------
    -----------
      Total operating expenses                                     432,649
        433,612
                                                               -----------
    -----------

                        Income from operations                      98,607
         41,736

Other income (expense):                                            (22,230)
        (31,682)
      Interest expense
      Other income                                                   4,236
          3,484
      Write-off of failed acquisition costs                       (109,445)
              0
                                                               -----------
    -----------
        Total other income (expense)                            $ (127,439)
     $  (28,198)
                                                               ===========
    ===========
Net income (loss) before income taxes                              (28,832)
         13,538

Provision for income taxes                                               0
              0

Net income (loss)                                               $  (28,832)
     $  (13,538)
                                                               ===========
    ===========


Basic and diluted earnings (loss) per common share          $        (0.01)
  $         .01
 diluted earnings (loss) per common share                        3,234,711
      2,022,255
                                                               ===========
    ===========


                                   See Notes to Financial Statements





















[CAPTION]
NORTECH FOREST TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                 COMMON STOCK
                                              -----------------      PAID-IN
   SUBSCRIPTION    ACCUMULATED
                    SHARES     AMOUNT    CAPITAL    RECEIVABLE      DEFICIT
       TOTAL
                                               ------     ------
---------  -----------     -----------     ---------

BALANCE, December 31, 1997                  1,762,880   $ 17,629
$1,842,907   $   --       $(1,749,229)    $  111,307

    Redemption of common stock                 93,750       (938)
(149,062)      --              --        ( 150,000)

   Issuance of common stock, net of
   issuance costs                       500,000      5,000      149,927
(120,000)         -            34,927

   Net income                             --         --           --
--            13,538         13,538
                                               ------     ------
---------  -----------     -----------     ---------

BALANCE, December 31, 1998                  2,169,130     21,691
1,843,772    (120,000)    (1,735,691)         9,772

   Issuance of common stock, net
   of issuance costs                        2,025,000     20,250
694,710    (607,500)        --            107,460

   Shares issued for services
   Rendered                                   280,000      2,800
46,887        --            --            49,687

   Net loss                                      --          --           --
        --          (28,832)       (28,832)
                                               ------     ------
---------  -----------     -----------     -----------

BALANCE, December 31, 1999                  4,474,130   $ 44,741  $
2,585,369   $(727,500)    $(1,764,523)    $ 138,087
                                             =========  ========
=========   ===========    ===========     ===========

[FN]                                          See accompanying notes to
financial statements

[CAPTION]
NORTECH FOREST TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
Increase (Decrease) In Cash

                                                                       YEARS
ENDED DECEMBER 31,

-------------------------

1999            1998

---------       ---------
Cash flows from operating activities:
      Net income (loss)
$(28,832)        $(13,538)
      Adjustments to reconcile net income (loss) to net cash
      flows from operating activities:
            Depreciation
9,807           10,846
            Issuance of common stock for services rendered
12,187                0
            Issuance of notes payable for services rendered
0            7,500
      Changes in operating assets and liabilities:
            Accounts receivable
(77,908)          89,405
            Inventories
25,422            3,755
            Prepaid expenses
(3,740)             606
            Other assets
0            3,484
            Accounts payable
(25,034)          (3,188)
            Accrued expenses
2,676            2,138
                        Cash flows from operating activities
(90,865)        (128,084)

---------       ---------

Cash flows from investing activities:
      Purchase of furniture and equipment
(1,605)               0
                        Net cash flows from investing activities
(1,605)               0

---------       ---------

Cash flows from financing activities:
      Net increase (decrease in lien of credit
42,115         (93,358)


      Payments of long-term debt
(77,167)        (53,077)
      Proceeds from issuance of common stock, net
      of issuance costs
(107,460)         34,927

--------      ----------
      Cash flows from financing activities
72,408        (111,508)

--------        ---------

     Increase (decrease in cash
(20,062)         16,576

     Cash, beginning of year
30,874          14,298

     Cash, beginning of year                                          $
10,812       $  30,874

=========       =========
     Supplemental cash flows information:
      Cash paid for interest                                          $
22,829       $  30,910
      Cash paid for income taxes
 0               0

     Non-cash investing and financing activities:
      Stock subscriptions receivable received from
      issuance of common stock, net of issuance costs                 $
607,500       $ 120,000
     Issuance of common stock for deferred offering costs             $
37,500       $       0
     Redemption of common stock and reimbursement for
     services rendered through issuance of common stock               $
 0       $ 157,500

=========       =========

                                See accompanying notes to financial statements

[CAPTION]
NORTECH FOREST TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business-
Nortech Forest Technologies, Inc. (Nortech), manufacturers and markets Tree Guard(R) brand deer repellent and is engaged in the development of products designed to protect plants, trees and landscaping from damage by animals and certain acts of nature.

In addition to Tree Guard(R), the Company sells a deer repellent to Voluntary Purchasing Groups (VPG) of Bonham, Texas, and Grant Laboratories of San Leandro, California, under private label agreements. Under these agreements, the Tree Guard(R) formulation is sold in bulk, tanker truckloads, for repacking under the Ferti-lome "This 1 Works" brand name owned by VPG and "Grants Deer Repellent" brand name owned by Grant Laboratories (see note 9)

Accounts receivable - The Company considers all accounts receivable to be fully collectible, accordingly, no allowance for uncollectible accounts has been established. If accounts became uncollectible, they are charged to operations when that determination is made. The Company extends unsecured credit to customers in the normal course of business.

Inventories - Inventories are recorded at the lower of cost (first-in, first out) or market value.

Depreciation - Property and equipment are recorded at cost. Depreciation is provided for using straight-line method over periods ranging from three to seven years. Maintenance, repairs and minor renewals are expensed when incurred.

Advertising costs - Advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 1999 and 1998 was $59,877 and $27,557.

Earnings per common share - During 1999, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement 128).
 Statement 128 requires disclosures of basic earnings (loss) per share (EPS) and diluted EPS. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding and dilutive common equivalent shares assumed to be outstanding during each period. Dilutive common stock equivalents are not included in computations of diluted EPS if their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options and warrants could potentially dilute EPS in future years.

Management's use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments - The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of debt approximates the current rates at which the Company could borrow funds with similar remaining maturities.

Reclassifications - Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications had no effect on net income or stockholders' equity.

(2)    INVENTORIES

Inventories consisted of the following at December 31:


  1999           1998
        ----------------------
    Raw materials                    $   37,123   $ 55,638
    Finished goods                       14,724      21,631
                                       -----------------------
        Total inventories            $   51,847   $ 77,269
                                       -----------------------

(3)    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                        1999           1998
                                            -----------------------
    Furniture and fixtures            $   33,356    $ 33,356
    Office equipment                      24,288      22,683
    Warehouse equipment                    6,639       6,639
    Less: accumulated depreciation       (51,387)    (41,580)
                                       -----------------------
        Total property and equipment  $   12,896    $ 21,098
                                       -----------------------

(4)    LINE OF CREDIT

The Company has a $200,000 revolving line of credit with Itasca Business Credit, LLC, which is due on demand. The Company can obtain advances of up to 75% of accounts receivable to a maximum of $200,000. Borrowings under the revolving line of credit bear interest at prime plus 9% (17.5% at December 31, 1999) and are secured by substantially all of the Company's assets. Outstanding Borrowings were $100,637 and $58,522 at December 31, 1999 and 1998.

(5)    LONG-TERM DEBT

Long-term debt consists of a note payable issued to a former employee as part of a lawsuit settlement. The note is payable in monthly installments of $7,000, bears interest at 9.5%, matures in 2000 and is secured substantially all of the Company's assets. The outstanding balance was $27,256 and $104,423 at December 31, 1999 and 1998.

(6) INCOME TAXES

The Company has incurred net operating losses for both financial reporting and income tax purposes. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $1,763,000, which, if not used, will begin to expire in 2007. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

                                        1999           1998
                                        ---------      ---------
     Net operating loss carry-forwards  $ 705,000      $ 684,400
     Less: valuation allowance           (705,000)      (684,400)
                                        ----------     ---------
          Net deferred taxes            $       0      $       0


(7) STOCKHOLDER'S EQUITY

Regulation S offerings-During 1998, the Company completed an offering of common stock for $.30 a share. The Company issued 400,000 shares of common stock and received stock subscription agreements totaling $120,000. During 1999, the Company completed an additional offering of common stock for $.50 a share. The Company issued 1,350,000 shares of common stock and received stock subscription agreements totaling $675,000 and incurred $67,500 of issuance costs. These costs will be paid as proceeds from collection of the stock subscriptions are received. All of the outstanding stock subscription agreements accrue interest at 10%, mature at various dates through July 2000 and are secured by the underlying common stock. Due to the uncertainty of collecting interest on the notes, interest has not been accrued at December 31, 1999 and 1998.

Sales of common stock-During 1998, the Company sold 100,000 shares of its common stock and received proceeds of $34,927, net of issuance costs.
During 1999, the Company sold units consisting of the Company's common stock and warrants to purchase common stock. The Company issued 675,000 shares of common stock and 135,000 warrants to purchase stock at $.80 per share and received proceeds of $107,460, net of issuance costs. The warrants are exercisable for three years.

Stock warrants-Outstanding stock warrants consisted of the following:

                                        Number of           Per share
                                        Warrants            Price
                                        -----------         -----------
Outstanding-December 31, 1997           249,088             $1.50-$4.00
Granted                                       0                     .00
Canceled or expired                     (50,000)                   1.00
                                        -----------         ------------
Outstanding-December 31, 1998           199,088             $1.50-$4.00
Granted                                 135,000                     .80
Canceled or expired                    (100,000)                   1.30
                                        -----------         ------------
Outstanding-December 31, 1999           234,088             $ .80-$4.00



Stock option plan - The Company has a qualified stock option plan, which authorizes a maximum of 200,000 shares of common stock for issuance under the plan. The Board of Directors may grant options at their discretion, provided the purchase price of the option equals the market price of the Company's stock on the date of the grant. In addition, the Company has nonqualified stock option plan that allows for issuance of 200,000 shares of common stock under the plan under terms outlined in the agreement. The options under both plans are exercisable for a period of ten years from the date of grant and vest over various periods.

Information regarding the Company's stock options is summarized below:



                                                             Weighted
  Range of
                                              Number of      Average
  Option
                                         Options        Exercise Price
Exercise Price

-----------------------------------------------
Options outstanding - December 31, 1997       153,938      $       1.60
$   1.50-4.00
Granted                                         75,000              1.60
          1.60
Canceled or expired                            (2,500)             1.00
         1.00
Exercised                                         0
                                         --------    ----------
------------
Options outstanding - December 31, 1998        226,438              1.61
     1.50-4.00
  Granted                                            0                -
           -
  Canceled or expired                                0                -
           -
  Exercised                                          0                -
           -
                                         --------    ----------
------------
Options outstanding - December 31, 1999        226,438              1.61
      1.50-4.00
                                         --------    ----------
------------
Options exercisable - December 31, 1999        226,438              1.61
      1.50-4.00

Weighted average fair value of options granted
during the year ended December 31, 1999.                    $        .00


Options outstanding at December 31, 1999 have a weighted average remaining contractual life of 7.56 years.

The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net income (loss) and EPS would not have changed.

In determining the compensation cost of the options granted during 1998, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

Risk free interest rate                   6.50%
Expected life of the options granted      10 years
Expected volatility of options granted    25%
Expected dividend yield                   0.00%

(8)   COMMITMENTS AND CONTINGENCIES

      Operating leases - The Company leases office space under a lease expiring October 2001. Base rent is $1,700 per month, increasing to $1,734 during the term of the lease. In addition, the lease requires the Company to pay its pro rata share of real estate taxes. Rent expense was $20,770 and $24,000 for the years ended December 31, 1999 and 1998.


Future minimum rental payments are as follows for the years ending December 31:

                              2000                              $   20,465
                              2001                                  17,344
                              ----                                  ------
                                Total                           $   37,809

Major customers - The Company had sales to two customers representing approximately 26% of total sales for the year ended December 31, 1998. The Company had accounts receivable from five customers representing approximately 66% of total accounts receivable at December 31, 1999 and accounts receivable from four customers representing approximately 76% of total accounts receivable at December 31, 1998.

Employment agreement - The Company has an employment agreement with one of its officers. The agreement requires minimum annual compensation of $65,000 through December 2000.

(9)    SUBSEQUENT EVENTS (UNAUDITED)

Sale of Tree Guard(R) Assets - On February 3, 2000, the Company sold all of the assets, net of certain liabilities associates with its Tree Guard brand deer repellant, including accounts receivable, inventories and certain prepaid expenses for $850,000.

Acquisition of FL Floral, Inc. and FL Flowers, Inc. - On February 4, 2000, the Company acquired 100% of the outstanding stock of FL Floral, Inc. and FL Flowers, Inc. The Company issued 3,206,245 shares of common stock for these acquisitions. The purchase agreement contains stock incentives based on future sales up to a maximum of 6,412,474 shares of common stock. In conjunction with the purchase, the Company entered into employment agreements with the two previous owners of the Fl Floral, Inc. and FL Flowers, Inc. and a current officer of the Company. The agreements require annual compensation ranging between $36,000 and $87,500 expiring through December 2002.

                                  SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange
Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NORTECH FOREST TECHNOLOGIES, INC.
("Company")

       Don Lindstedt
______________________________________
Don Lindstedt, Chief Executive Officer
Dated: May 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                               Date
-------------------                ------                              ----
Don Lindstedt                   CEO, Director                    May 24, 2000

Steve Fahrner                   President, Director              May 24, 2000

Gary Borglund                   Chairman, Director               May 24, 2000

Calvin E. Blanchard             COO, Director                    May 24, 2000


 [CAPTION]
                     NORTECH FOREST TECHNOLOGIES, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                                                  PAGE
NUMBER IN SEQUENTIALLY
                                                                  NUMBERED
FORM 10-KSB OR
ITEM NO.  ITEM
INCORPORATION BY REFERENCE TO
--------  ----
-----------------------------

 3.1      Certificate of Incorporation of the                     Exhibit
3.1 to Nortech's Form
          Company, as amended                                     10-KSB for
the fiscal year ended
             12/31/95

 3.2      Bylaws of Nortech, as amended                           Exhibit
3-2 to Nortech's Form
                                                                  10-KSB for
the fiscal year ended
            12/31/93

10.1*     1995-1996 Incentive Stock Option                        Exhibit
10-1 to Nortech's Form
          Plan and form of Agreement                              10-KSB for
the fiscal year ended 12/31/95

10.2*     1995-1996 Nonqualified Stock                            Exhibit
10-2 to Nortech's Form
          Option Plan and form of Agreement                       10-KSB for
the fiscal year ended 12/31/95

10.3*     Employment Agreement dated 1/2/98                         Exhibit
10.3 to Nortech's Form
          with Calvin E. Blanchard                                10-KSB for
the fiscal year ended 12/31/95

10.4      Toll Manufacturing and Packaging                        Exhibit
10-3 to Nortech's Form
          Agreement with Dyno Polymers                            10-KSB for
the fiscal year ended
             12/31/94
          Minnesota Incorporated dated 4/5/94

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

10.8**    Distribution/Repackaging Agreement dated 8/1/96
      ----
          with LESCO, Inc.

10.9      Technology Licensing Agreement dated 11/1/96 with
      ----
          Macfarlan Smith Ltd.

10.10**   Supply Agreement dated 11/1/96 with Macfarlan
      ----
          Smith Ltd.

10.11     Investment Agreement dated 10/9/96 with Richard
      ----
          Neslund

10.12     Employment agreement of Don Lindstedt dated Janaury 1, 2000
Exhibit 1 to Form 8-K

Filed April 13, 2000
10.13     Employment agreement of Steven Fahrner dated January 1, 2000
Exhibit 2 to Form 8-K

Filed April 13, 2000
10.14     Employment agreement of Gary Borglund dated February 3, 2000
Exhibit 3 to Form 8-K

Filed April 13, 2000
16        Letter on change in certifying accountant
          (To be filed within 10 business days of the filing of this report)

27        Financial Data Schedule (filed with electronic version
      ----
          only)
                             --------------------

*   Management agreement or compensatory plan or arrangement.

** Confidential Treatment has been requested on certain information pertaining to these exhibits


[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[PERIOD-TYPE]                              12-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               DEC-31-1999
[CASH]                                          10,812
[SECURITIES]                                         0
[RECEIVABLES]                                  203,922
[ALLOWANCES]                                         0
[INVENTORY]                                     51,847
[CURRENT-ASSETS]                               275,071
[PP&E]
[DEPRECIATION]
[TOTAL-ASSETS]                                 327,132
[CURRENT-LIABILITIES]                          189,045
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        44,741
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   327,132
[SALES]                                        789,119
[TOTAL-REVENUES]                               789,119
[CGS]                                          257,863
[TOTAL-COSTS]                                  257,863
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             (22,230)
[INCOME-PRETAX]                                (28,332)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (28,832)
[EPS-BASIC]                                    (0.01)
[EPS-DILUTED]                                        0