Form 10QSB
period 2000-03-31
NORTECH FOREST TECHNOLOGIES INC
filed 2000-06-08
CIK 832975

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549
FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                             COMMISSION FILE NUMBER 0-832975

                        NORTECH FOREST TECHNOLOGIES, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)

          DELAWARE                                             06-1342912
----------------------------------
----------------------------------
(State or other jurisdiction of                (IRS Employer Identification
No.)
 incorporation or organization)

2233 University Ave, Suite 225
St Paul, MN
55114


--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed:


Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days.            Yes X    No
                                                 ---      ---
The number of shares of the registrant's common stock as of March 31, 2000:

                                        8,084,354 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                              TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Income
(c)      Statement of Cashflows
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
           March 31, 2000
           April 13, 2000 (amended)

SIGNATURES

FINANCIAL DATA SCHEDULE












[CAPTION]
                        NORTECH FOREST TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                      March 31, 2000(unaudited) and December 31, 1999


                                                                   December
31,        March 31,
                                                                        1999
          2000

-----------      ----------
                                            ASSETS
Current assets:
      Cash                                                          $
10,812     $   403,043
      Accounts receivable
203,992         317,545
      Inventories
51,847         284,000
Prepaid expenses
8,490          27,025

-----------     -----------
                        Total current assets
275,071       1,031,613

-----------     -----------
Property and equipment
Furniture and equipment, net
12,896         549,444

---------       ---------
 Total property and equipment
12,896         549,444
Other assets:
      Deferred offering costs
37,500               0
Goodwill
 0         333,655
      Security Deposit/Start up costs
1,665          77,957

-----------   -----------
       Total other assets
39,165         411,612

Total Assets                                                        $
327,132     $ 1,992,669
                      ===========    ===========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

Current liabilities:
      Current portion of long-term debt                             $
100,637     $         0
      Line-of-credit
27,256               0
      Accounts payable
42,625         418,380
Taxes payable
 0          16,318
Accrued wages
 0          48,640
      Accrued expenses
18,527          47,395

-----------     -----------
                        Total current liabilities
189,045         530,733

-----------     -----------
Long-term debt, net of current portion
 0         823,648

-----------     -----------
      Total liabilities
189,045       1,354,381

-----------     -----------
Stockholders' equity:
      Preferred stock, par value $.01 per share, 500,000 shares
            authorized; none issued and outstanding
 0                0
      Common stock, par value $.01 per share, 15,000,000 shares
            authorized, 4,474,130 shares issued
            and outstanding
44,741          244,741
Additional paid-in capital
2,585,369        2,585,369
      Subscriptions receivable
(727,500)       ( 765,000)     Accumulated deficit
                      (1,764,523)      (1,849,142)
Net income
 0          422,320

-----------       ----------
                        Total stockholders' equity
138,087          638,288

-----------       -----------
Total liabilities and equity                                          $
327,132      $1,992,669

===========       ===========

[CAPTION]
NORTECH FOREST TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

                                                                   March 31,
       March 31,
                                                                   1999
       2000
                                                               -----------
    -----------


Sales                                                          $   164,856
    $   918,704

Cost of sales                                                       67,646
        324,050
                                                               -----------
    -----------

                        Gross profit                                97,210
        594,654
                                                               -----------
    -----------
Operating expenses:
      Administrative expenses                                       57,118
        706,833
      Sales and marketing                                           42,765
        114,653
                                                               -----------
    -----------
      Total operating expenses                                      99,883
        821,486
                                                               -----------
    -----------

                        Income from operations                      (2,673)
       (226,832)

Other income (expense):

      Interest expense                                              (7,059)
        (21,264)
Interest income                                                         94
              0
      Other income                                                       0
          7,142
Sale of Tree Guard assets                                          749,488
Marketing - Mall of America
        (21,251)
Depreciation                                                       (25,591)
Prior year adjustments                                             (39,370)
                                                               -----------
    -----------
        Total other income (expense)                            $  (7,153)
     $  649,154
                                                               ===========
    ===========
Net income (loss) before income taxes                              (9,638)
        422,322

Provision for income taxes                                              0
              0

Net income (loss)                                               $ ( 9,638)
     $  422,322
                                                               ===========
    ===========


Basic and diluted earnings (loss) per common share          $       (0.01)
 $         .05
                                                               ===========
    ===========
Outstanding shares of common stock                               4,474,130
     8,084,354



[CAPTION]
NORTECH FOREST TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 1999 AND 2000


 March 31

-------------------------

1999            2000

---------       ---------
Cash flows from operating activities:
      Net income (loss)                                               $(
9,638)        $422,322
      Adjustments to reconcile net income (loss) to net cash
      flows from operating activities:
            Depreciation
2,432           39,370

      Changes in operating assets and liabilities:
            Accounts receivable
(6,686)         403,043
            Inventories
23,263          284,000
            Prepaid expenses
0           27,025
            Other assets
39,165          411,612
            Accounts payable
(9,932)         418,380
            Accrued expenses
(2,475)          47,395

-------------------------
                        Cash flows from operating activities             (
920)       1,169,133

-------------------------
Cash flows from investing activities:
      Purchase of furniture and equipment
 0               0
                        Net cash flows from investing activities
 0               0

---------       ---------
Cash flows from financing activities:
      Net increase (decrease) in line of credit
6,152               0

      Payments of long-term debt
 0               0

---------       ---------
      Cash flows from financing activities
6,152               0

---------       ---------

Net increase (decrease) in cash
(12,393)

     Cash, beginning of period
30,874          10,812

     Cash, end of period                                              $
10,812      $   30,874

=========       =========
     Supplemental cash flows information:


[CAPTION]

NORTECH FOREST TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
PERIOD ENDED MARCH 31, 2000

1.  CONDENSED FINANCIAL STATEMENTS
The financial statements included herein have been prepared by Nortech Forest Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and note disclosures normally included in financial statements have been prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. Nortech Forest Technologies, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto.

Management of Nortech Forest Technologies, Inc. believes that the accompanying financial statements contain all adjustments necessary to present fairly the operations and cash flows for the periods presented.

2.  SALE OF TREE GUARD ASSETS AND ACQUISITION OF FLORAL BUSINESS ASSETS

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

PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of retail floral and gift sales from its 12 retail locations and its Internet web site. The Company discontinued

a non-profitable business of sales of animal repellent during the last quarter.

Results of Operations

Three months ended March 31, 1999 Compared to three months ended March 31,
2000.

The net loss for the three months ended March 31, 1999 was $9,638, compared with a net income of $422,320 for the three months ended march 31, 2000. The primary reasons for the increase in net income was the sale of the Tree Guard assets.

The Company overall generated $918,704 in revenues in the three months ended March 31, 2000, compared to revenues of $164,856 in the period ended March 31, 1999. Management attributes this increase to the change in business from animal repellent sales to floral sales.

Liquidity and Capital Resources

At March 31, 1999, the Company had a working capital surplus of $86,026, as compared to a working capital surplus of $500,880 on March 31, 2000. The increase in capital is attributed to the acquisition of FL Floral and FL Flowers assets.

The Company does not anticipate  that it will have any problems in meeting
its  obligations  for  continuing  fixed  expenses,   materials  procurement
 or operating  labor.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K
         March 31, 2000
         April 13, 2000

SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nortech Forest Technologies, Inc.


   Dated: June 4, 2000               By:  DON LINDSTEDT
                                        ---------------------------
                                          DON LINDSTEDT, C.E.O.

[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-1-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                         403,043
[SECURITIES]                                         0
[RECEIVABLES]                                  317,545
[ALLOWANCES]                                         0
[INVENTORY]                                    284,000
[CURRENT-ASSETS]                             1,031,613
[PP&E]             27,025

[DEPRECIATION]                                  25,591
[TOTAL-ASSETS]                               1,992,669
[CURRENT-LIABILITIES]                          530,733
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       244,741
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,992,669
[SALES]                                        918,704
[TOTAL-REVENUES]                               918,704
[CGS]                                          324,050
[TOTAL-COSTS]                                  324,050
[OTHER-EXPENSES]                               649,154
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              21,264
[INCOME-PRETAX]                                422,322
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            422,322
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   422,322
[EPS-BASIC]                                      (.00)
[EPS-DILUTED]                                    (.00)