Form 10QSB
period 2000-06-30
NORTECH FOREST TECHNOLOGIES INC
filed 2000-09-05
CIK 832975

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549
FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER 0-832975


                        NORTECH FOREST TECHNOLOGIES, INC.
                    ------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   06-1342912
----------------------------------        ----------------------------------
(State or other jurisdiction of           (IRS Employer  Identification No.)
 incorporation or organization)


2233 University Ave, Suite 225
St Paul, MN                                                 55114
-----------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
        --------------------------------------------------------------
        Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---  ---
The number of shares of the registrant's common stock as of June 30, 2000:
8,084,354 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---
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

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
         March 31, 2000
         April 13, 2000 (amended)


SIGNATURES

FINANCIAL DATA SCHEDULE





[CAPTION]
Nortech Forest Technologies, Inc.
Balance Sheets - Unaudited
June 30, 2000 and December 31, 1999



        Current Assets              June 30, 2000    December 31, 1999
Cash in Bank                           138,137           10,812
Accounts Receivable                    220,813          203,922
Inventory for Resale                   247,500           51,847
Prepaid Insurance and Expense           24,170            8,490
                                    --------------   --------------
Total Current Assets                   630,620          275,071

        Fixed and Other Assets
Security Deposits                       18,843            1,665
Equipment/Start Up Costs               711,615           64,283
Goodwill                               748,655
Less Acc Depreciation/Amortization    (232,947)         (51,386)
Deferred Offering Costs                      0           37,500
                                    --------------   --------------
Total Fixed and Other Assets         1,246,166           14,561
                                    --------------   --------------
Total Assets                         1,876,786          327,132
                                    ==============   ==============

          Current Liabilities
Line of Credit
100,637
Accounts Payable                       544,404           42,625
Accrued Expenses                       119,663           18,527
                                   --------------   --------------
                                       664,067          161,789

           Long Term Liabilities
N/P - Bank Financing                    84,921                0
N/P - Equipment                        671,009           27,256
N/P - Shareholders                     145,100                0
                                     --------------   --------------
Total Long Term Liabilities            901,030           27,256
                                     --------------   --------------
Total Liabilities                    1,565,097          189,045

            Equity
Common Stock                           244,741          244,741
Subscription Receivable               (727,500)        (727,500)
Paid In Capital                      2,547,869        2,585,369
Accumulated Deficit                 (1,753,421)      (1,764,523)
                                     --------------   --------------
Total Equity                           311,689          138,087
                                     --------------   --------------
Total Liabilities and Equity         1,876,786          327,132
                                     ==============   ==============



NORTECH FOREST TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

                                                                 Six Months ended June 30
                                                                  1999              2000
                                                                -------------------------
Sales                                                         $   399,112       2,013,622

Cost of sales                                                     139,310        680,138
                                                               ------------

                        Gross profit                              259,802      1,333,484
                                                               ------------
Operating expenses:
      Administrative expenses                                     111,718        728,023
      Sales and marketing                                          97,980             -0-
                                                               ------------
      Total operating expenses                                    215,698      1,000,439
                                                               ------------

                        Income from operations                   (76,388)      1,728,462

 Other income and expense
        interest income                                          $   780         544,641
        interest expense                                        $(12,077)       $    (0)
                                                               ------------     --------

      Net profit (loss)                                         $38,807        $149,663
Net profit (loss) per common share                                   $0.011    $      0.02

Outstanding shares of common stock                              3,519,130    $ 8,084,354















[CAPTION]
NORTECH FOREST TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 1999 AND 2000

                                                                        Six Months ended June 30
                                                                         1999              2000
                                                                       -------------------------
Cash flows from operating activities:
      Net income (loss) (4)                                            $48,446        $  149,663
      Adjustments to reconcile net income (loss) to net cash
      flows from operating activities:
            Amortization/Depreciation                                    2,431           181,560
      Changes in operating assets and liabilities:
            Accounts receivable                                         (4,517)           16,891
            Inventories                                                  2,133           195,653
            Prepaid expenses                                                 0            27,025
            Other assets                                                     0           765,833
            Accounts payable                                            12,454           501,779
            Accrued expenses                                             8,797           101,136
            Other expenses                                             (1,179)            15,680
                                                                       -------         ------------
                        Cash flows from operating activities           68,565           (209,582)
                                                                       -------         ------------
Cash flows from investing activities:                                  (1,605)              -0-
                                                                       -------         ------------
Cash flows from financing activities:
      Net increase (decrease) in line of credit                        (27,502)         (100,637)

Sale of Stock for Cash                                                       0            61,439
Note payable other:                                                    (19,258)          873,774
Deferred offering costs:                                                (4,430)             -0-
      Cash flows from financing activities                             (51,190)
          -0-
                                                                        --------
      ---------
Net increase (decrease) in cash                                        (15,770)
       127,326

     Cash, beginning of period                                          18,479
        10,812

     Cash, end of period                                               $34,249
     $ 138,138

NORTECH FOREST TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
PERIOD ENDED JUNE 30 2000

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

Results of Operations

Six months ended June 30, 1999 Compared to six months ended June 30, 2000

The net income for the six months ended June 30, 1999 was $149,663, compared with a net income of $38,807 for the six months ended June 30, 2000. The primary reasons for the increase in net income was the change of business of the company.

The Company overall generated $2,013,622 in revenues in the six months ended June 30, 2000, compared to revenues of $399,112 in the period ended June 30, 1999. Management attributes this increase to the change in business from animal repellent sales to floral sales.

Liquidity and Capital Resources

At June 30, 1999, the Company had a working capital surplus of $86,026, as compared to a working capital surplus of $12,553 on June 30, 2000. The increase in capital is attributed to the acquisition of additional retail outlets.

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

Nortech Forest Technologies, Inc.


   Dated: August 28, 2000               By:  DON LINDSTEDT
                                        ---------------------------
                                          DON LINDSTEDT, C.E.O.






[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-1-2000
[PERIOD-END]                               JUN-31-2000
[CASH]                                         138,137
[SECURITIES]                                         0
[RECEIVABLES]                                  220,813
[ALLOWANCES]                                         0
[INVENTORY]                                    293,500
[CURRENT-ASSETS]                               676,620
[PP&E]                                         602,724
[DEPRECIATION]                                 181,560
[TOTAL-ASSETS]                               1,876,786
[CURRENT-LIABILITIES]                          664,067
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       244,741
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,876,786
[SALES]                                      2,013,622
[TOTAL-REVENUES]                             2,013,622
[CGS]                                          680,138
[TOTAL-COSTS]                                  680,138
[OTHER-EXPENSES]                             1,728,462
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                149,663
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            149,663
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    149,663
[EPS-BASIC]                                        .02
[EPS-DILUTED]                                      .02